Form 10-Q
period 1995-03-31
FRONTIER ADJUSTERS OF AMERICA INC
filed 1995-05-12
CIK 735349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1995

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period                          to
                         -------------------------    -------------------------

Commission File Number    1-12902
                       ------------

                       FRONTIER ADJUSTERS OF AMERICA, INC.
- - - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Arizona                                     86-0477573
- - - - - -------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                     45 East Monterey Way, Phoenix, AZ 85012
- - - - - --------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (602) 264-1061
- - - - - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- - - - - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes  X     No
                                                              -----     -----



Number of shares of Common Stock outstanding on May 9, 1995            4,640,898
                                                                      ----------


PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                  March 31, 1995          June 30, 1994
                                                                  --------------          -------------
                                                                   (unaudited)                    (*)
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $  439,408             $  804,780
   Investments                                                       1,257,861              1,275,223
   Receivables                                                       1,332,098              1,379,523
   Prepaid expenses                                                    206,834                227,057
   Other                                                                68,280                 65,955
                                                                    ----------             ----------
        TOTAL CURRENT ASSETS                                         3,304,481              3,752,538
                                                                    ----------             ----------

PROPERTY AND EQUIPMENT                                               2,255,541              2,208,925
   Less accumulated depreciation and amortization                      760,680                748,324
                                                                    ----------             ----------
                                                                     1,494,861              1,460,601
                                                                    ----------             ----------

OTHER ASSETS
   Cost of subsidiary in excess of net tangible assets acquired        213,817                213,817
   Less accumulated amortization                                      (171,619)               169,885
                                                                    ----------             ----------
                                                                        42,198                 43,932
   Receivables (Long term)                                             293,000                325,000
   Investments (Long term)                                             778,055                742,224
   Other                                                               390,567                166,711
                                                                    ----------             ----------
                                                                     1,503,820              1,277,867
                                                                    ----------             ----------
        TOTAL ASSET                                                 $6,303,162             $6,491,006
                                                                    ==========             ==========


                                   LIABILITIES

CURRENT LIABILITIES
   Accounts payable                                                 $   60,551              $   46,546
   Accrued expenses                                                    328,744                 160,638
   Franchisee/licensee remittance payable                              130,393                 719,355
   Current Portion Long Term Liability                                  22,540                      --
   Other                                                                34,324                  76,468
                                                                    ----------              ----------
        TOTAL CURRENT LIABILITIES                                      576,552               1,003,007
                                                                    ----------              ----------

LONG TERM LIABILITY                                                     90,549                      --
                                                                    ----------              ----------

STOCKHOLDERS' EQUITY
   Common stock                                                         47,820                  47,820
   Additional paid in capital                                        2,148,470               2,148,470
   Treasury stock                                                     (414,869)               (278,492)
   Other                                                                (7,513)                 18,007
   Retained earnings                                                 3,862,153               3,552,194
                                                                    ----------              ----------
                                                                     5,636,061               5,487,999
                                                                    ----------              ----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $6,303,162              $6,491,006
                                                                    ==========              ==========

*Condensed from audited financial statements.
 The accompanying notes are an integral part of these condensed statements.



                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                   Nine Months Ended                     Three Months Ended
                                                   March 31,                             March 31,
                                                   ---------------------                 -------------------
                                                    1995            1994                 1995           1994
                                                    ----            ----                 ----           ----

REVENUES
   Continuing licensee and
    franchisee fees                             $3,426,854       $3,120,653           $1,112,164      $1,050,735

   Adjusting fees                                  334,222          300,041              120,771          96,070
                                                ----------       ----------           ----------      ----------
                                                 3,761,076        3,420,694            1,232,935       1,146,805
                                                ----------       ----------           ----------      ----------

COST AND EXPENSES
   Compensation and fringe benefits              1,212,075        1,116,014              412,116         372,372
   Office                                          218,931          202,906               74,622          61,821
   Advertising and promotion                       254,129          221,127              159,805         139,837
   Depreciation and amortization                    94,904           85,013               34,819          28,613
   Provision for doubtful accounts                 110,000          130,000               30,000          40,000
   Other                                           856,244          481,995              322,903         159,235
                                                ----------       ----------           ----------      ----------

   INCOME FROM OPERATIONS                        2,746,283        2,237,055            1,034,265         801,878
                                                ----------       ----------           ----------      ----------
                                                 1,014,793        1,183,639              198,670         344,927
                                                ----------       ----------           ----------      ----------

OTHER INCOME (EXPENSE)
   Interest income                                  99,812           68,881               36,771          23,788
   Other (Net)                                      51,005            4,775                7,450         (10,085)
                                                ----------       ----------           ----------     ------------
TOTAL OTHER INCOME (EXPENSE)                       150,817           73,656               44,221          13,703
                                                ----------       ----------           ----------      ----------
   INCOME BEFORE INCOME TAXES                    1,165,610        1,257,295              242,891         358,630


INCOME TAXES                                       458,425          473,986               96,183         125,120
                                                ----------       ----------           ----------      ----------
   NET INCOME                                   $  707,185       $  783,309           $  146,708      $  233,510
                                                ==========       ==========           ==========      ==========


Weighted Average Shares
 outstanding                                     4,669,913        4,737,709            4,640,898       4,719,310
                                                ==========       ==========           ==========      ==========

NET INCOME PER COMMON SHARE                     $      .15       $      .17           $      .03      $      .05
                                                ==========       ==========           ==========      ==========




The accompanying notes are an integral part of these condensed statements.



                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                    Nine Months Ended March 31, 1995 and 1994

                                                                                     1995               1994
                                                                                  ----------         ---------

NET INCOME                                                                        $  707,185        $  783,309
                                                                                  ----------        ----------
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                                     94,904             85,013
   (Gain) on disposition of property and equipment                                  (19,416)              (525)
   Allowance for doubtful accounts                                                  110,000            (21,236)
Change in assets and liabilities:
(Increase) decrease in:
   Receivables                                                                      (13,591)           205,078
   Prepaid expenses                                                                  20,223             84,588
   Other                                                                            (36,974)             5,556
Increase (decrease) in:
   Accounts payable                                                                  14,005             40,869
   Accrued expenses                                                                 172,273             60,449
   Franchisee and licensee remittance payable                                      (588,962)           164,366
   Other                                                                            (16,238)             5,220
                                                                                 -----------        ----------
Total adjustments                                                                  (263,776)           629,378
                                                                                 ----------         ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                    443,409          1,412,687
                                                                                 ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                            (113,126)           (10,486)
   Investments purchased                                                         (2,007,931)        (2,551,356)
   Proceeds from sales of investments                                             2,000,000          2,105,125
   Proceeds from disposition of property and equipment                                   --                600
   License acquisition                                                              (92,000)                --
   Payments on License acquisition                                                  (12,823)                --
   Advances to licensees and franchisees                                         (2,473,766)        (1,988,075)
   Collections of advances to licensees and franchisees                           2,424,469          1,949,199
                                                                                 ----------         ----------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                                       (275,177)          (494,993)
                                                                                 -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                                                                  (397,227)          (355,001)
   Common stock repurchased                                                        (136,377)          (189,424)
                                                                                 -----------        ----------
   NET CASH PROVIDED BY(USED IN)FINANCING ACTIVITIES                               (533,604)          (544,425)
                                                                                 ----------         ----------

NET INCREASE (DECREASE) IN CASH                                                    (365,372)           373,269
   Cash at beginning of the period                                                  804,780            646,638
                                                                                 ----------         ----------
   Cash at the end of the period                                                 $  439,408         $1,019,907
                                                                                 ==========         ==========

Supplemental disclosures of Cash Flow information
Cash paid during the period
   Income taxes                                                                  $  501,807         $  489,258
   Interest                                                                      $    4,707         $      156

The accompanying notes are an integral part of these condensed statements.



                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(1) Basis of Presentation

    The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations for the interim periods.

    The results of operations for the nine month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

(2) Long-term Liability

    The Company acquired from a licensee certain rights under his license agreement. These rights were acquired for $25,000 cash and sixty monthly payment of $2,500 beginning September 1, 1994. The Company's liability net of imputed interest at 7.25% as of March 31, 1995 is as follows:

         Total payments                                     $130,000
         Imputed interest                                     16,911
                                                           ---------
                                                             113,089
         Current portion                                      22,540
                                                           ---------
         Long-term liability                                $ 90,549
                                                           =========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Company has historically financed its growth and on-going operations with cash generated from operations. In the nine months ended March 31, 1995, the Company's operations generated $443,000 in cash.

Compared to the same period of the Company's last fiscal year, the most significant item affecting cash used by operations is the $589,000 reduction in franchisee and licensee remittance payable. The Company, pursuant to agreements with its licensees and franchisees, acts as their collection agent. The Company collects payments from clients for billings by its licensees and franchisees from Friday until Thursday of the following week. Each Friday the Company remits the funds collected to the licensees less the on-going license fee and any amounts due the Company, i.e., loans, and errors and omissions insurance premiums. Therefore, the date of the week that the Company's fiscal period ends can have a significant effect on the amount that is due to licensees and franchisees. The Company's financial statements as of March 31, 1995 reflect collections for one day of $130,000 while the June 30, 1994 financial statements reflect collections for five days of $719,000.

In December 1994 the Company's Board of Directors approved the purchase of 50,000 shares of the Company's common stock at a cost of $136,400. This purchase was in addition to the July 1993 authorization to purchase up to 100,000 shares, of which the Company has acquired 91,112 shares at a cost of $278,000. Funds to acquire the remaining 8,888 shares at the current market value per share of $3.00 as of April 17, 1995, is estimated to be approximately $27,000. The Company intends to acquire the balance of the shares authorized by the stock repurchase plan from time to time as market conditions permit.

The Company's Board of Directors on January 20, 1995 voted an increase of the annual dividend rate from 11 cents per share to 12 cents per share. This increase was effective with the regular quarterly dividend paid on March 10, 1995. The increase reflects the Board's policy that shareholders participate in the Company's growth. The Board of Directors on March 2, 1995, approved the June 10, 1995, quarterly dividend of 3 cents per share.

Through its capital investment program, the Company replaces obsolete or outdated equipment and invests in new equipment to maintain or increase the productivity of the Company and its employees. The Company anticipates investing an additional $10,000 to $20,000 in the remainder of fiscal 1995 pursuant to its capital investment program.

Management believes that the Company will be able to fund all of its cash requirements (i.e. current operations, capital asset acquisition, the stock repurchase plan and the payment of dividends) from its current available cash as well as funds generated by its operations.

The Company's ratio of current assets to current liabilities was 5.73 to 1 as of March 31, 1995 and 3.74 to 1 as of June 30, 1994.

Results of Operations - Nine Months Ended March 31, 1995 Compared to Nine Months Ended March 31, 1994

Revenues

The Company's revenues increased 10% or $340,000 to $3,761,000 in the current period compared with $3,421,000 in the same period of the prior fiscal year. The increase is composed of a $9,000 increase in adjusting and other fees and a $306,000 increase in continuing licensee and franchisee fees.

The increase of $34,000 in adjusting and other fees reflects an 11% increase from $334,000 in the current period compared to $300,000 in the comparable period of the prior year. The increase reflects an increase in the demand for claims services by the Company's clients.

The Company's revenues from continuing licensee and franchisee fees increased 10% or $306,000 from $3,121,000 to $3,427,000 in the same period of the prior fiscal year. This increase reflects the facts that the Company's licensees and franchisees are benefiting from an increase in claim services as insurance companies and self-insureds use Frontier Adjusters' licensees and franchisees for increased volumes of claims, as well as the affect of adding new licensees and rate increases as a result of inflation. The most significant factor is the increase in the number of licensees and franchisees that were established in the preceding fiscal year, increasing the number from 560 at December 31, 1994 to 610 at March 31, 1995.

The Company's revenues are affected by the number of new licensees and franchisees, inflation, and client companies' staff work loads as more corporations become self-insured and are outsourcing to meet their needs for claims management services. The client companies' staff work loads are affected by, among other things, natural disasters which can create intense short term demands for claims services. The Company's management believes that the Company will continue to realize growth in licensing and franchising fees in the future based principally upon the continuing addition of qualified licensees and franchisees to the network.

Compensation and Employee Benefits

Compensation and employee benefits represent approximately 44% of the Company's costs and expenses and are its largest expense item. These expenses increased 9% or $96,000 to $1,212,000 in the current fiscal period from $1,116,000 in the prior fiscal period. The increase is principally the result of increased adjusters' compensation which is a function of the increase in revenues from adjusting operations from Company owned offices.

Expenses Other Than Compensation and Employee Benefits

The Company's expenses other than compensation and employee benefits increased $413,000 during the nine months ended March 31, 1995 as compared to the same period in 1994. The two principal items other than compensation and employee benefits are a reduction in expenses of $131,000 due to the elimination of the subsidy of the London franchisee effective July 1, 1994 and an increase in legal expense of $489,000 due primarily to litigation in California. On May 1, 1995, the U.S. District Court for the Central District of California ruled in favor of the Company on all claims that had been asserted against it by a former licensee, William D. Maxon. The Company anticipates that legal expenses in connection with this litigation will be reduced as a result of this ruling (see Legal Proceedings).

The balance of the Company's costs and expenses other than compensation and employee benefits have not significantly changed during the current period as compared to the same period of the prior fiscal year.

Other Income

The Company's other income increased $77,000 from $74,000 for the nine months ended March 31, 1994 to $151,000 for the nine months ended March 31, 1995. Of this increase $31,000 was due to increased interest income earnings from additional funds that the Company invested and an increase in the overall interest rates, $27,000 was due to increased investment income and $19,000 was due to a gain on the disposition of various fixed assets.

Income Taxes

The Company's income taxes were 39% of its income before taxes, which is approximately the same as they were in the prior fiscal year. Changes made in the tax laws by various states and by the federal government have not affected the Company's overall tax rates, however, this could change at any time.

Net Income

The Company's net income for the nine months ended March 31, 1995, decreased from $783,000 in the prior comparable period to $707,000 in the current period a decrease of $76,000 or 10%. The most significant items which affected net income are a $340,000 increase in revenues and $489,000 increase in legal fees related to litigation with a former licensee over the terms of his license agreements and to trademark infringement issues. The Company anticipates that legal expenses in connection with the California litigation will be reduced as a result of the May 1, 1995 ruling by the U.S. District Court (see Legal Proceedings).

Results of Operations - Three Months Ended March 31, 1995 Compared to Three Months Ended March 31, 1994

Revenues

During the three months ended March 31, 1995, the Company's revenues increased to $1,233,000 from $1,147,000, in the same period of 1994, representing an 8% increase.

The increase consists of a $25,000 increase in adjusting and other fees, and a $61,000 increase in continuing licensee and franchisee fees. The increase in continuing licensee and franchisee fees reflects the benefit to the Company from an increase in insurance claims, as insurers and self-insureds use the Company's franchisees to handle the volume of claims that exceed their staff capabilities. The increase in adjusting and other fees represents an increase in Company owned offices' revenues reflecting an increase in the demand for claim services by the Company's clients.

Compensation and Employee Benefits

The Company's most significant costs, compensation and employee benefits, increased $40,000 in the current fiscal quarter from the same quarter of the prior fiscal year. The majority of the increase is the result of increased adjuster compensation which is a function of the increase in revenues from adjusting operations from Company owned offices. The balance of the increase in compensation expenses and employee benefits is due to the increased cost of employee benefits.

Expenses Other Than Compensation and Employee Benefits

The Company's expenses other than compensation and employee benefits increased $193,000 in the current fiscal quarter as compared to the same quarter in 1994. The three principal items other than compensation and employee benefits are a reduction in expenses of $32,000 due to the elimination of the subsidy of the London franchisee effective July 1, 1994, an increase in legal expense of $206,000 due primarily to litigation in California and a $30,000 annual advertising expenditure which was incurred in the current quarter of this fiscal year which was incurred in the fourth quarter of the prior fiscal year. The Company anticipates that legal expenses in connection with the California litigation will be reduced as a result of the May 1, 1995 ruling by the U.S. District Court (see Legal Proceedings).

The balance of the Company's costs and expenses other than compensation and employee benefits have not significantly changed during the current period as compared to the same period of the prior fiscal year.

Other Income

The Company's other income increased $31,000 from $14,000 for the three months ended March 31, 1994 to $44,000 during the three months ended March 31, 1995. This increase is primarily a result of the Company having additional funds to invest, resulting in an increase in interest income of $13,000 as well as an increase of investment income of $21,000.

Income Taxes

Income taxes were 39% of the Company's income before taxes for the quarter ended March 31, 1995 which is substantially the same as it was in the prior year. The Company was not affected by significant changes in the federal or state income tax laws increasing the rates. However, the Company could be affected by changes in the federal or state rates at any time.

Net Income

The Company's net income decreased from $234,000 to $147,000, a decrease of $87,000 or 37% during the three months ended March 31, 1995 as compared to the same period in 1994, primarily due to the increase in licensee and franchisee fees, legal fees and the elimination of the subsidy of the London franchisee. The Company anticipates that legal expenses in connection with the California litigation will be reduced as a result of the May 1, 1995 ruling by the U.S. District Court (see Legal Proceedings).


PART II:  OTHER INFORMATION

Item 1 - Legal Proceedings

On May 1, 1995, the U.S. District Court for the Central District of California ruled in favor of the Company with respect to all of the claims asserted against the Company by William D. Maxon ("Maxon"), a licensee who was terminated by the Company effective January 1, 1995. The Company's own claims against Maxon for his failure to pay licensee fees due to the Company are scheduled for trial on May 16, 1995. The Court's ruling vindicated the Company's position that it had no liability to Maxon, that Maxon breached his license agreements with the Company, and that the Company rightfully terminated Maxon's licenses.

In May, 1994, Maxon filed a Declaratory Judgment action against the Company in the Superior Court of Los Angeles, California, challenging certain provisions of the Company's license agreements with him. In June, 1994, the Company removed the case to U.S. District Court for the Central District of California and asserted counterclaims for damages for violations of the same license agreements and infringement of the Company's Federally registered service mark. In January, 1995, the Company terminated Maxon's licenses. In January, 1995, Maxon filed an amended Complaint alleging wrongful termination and other claims and sought compensatory damages of at least $1,000,000, plus an unspecified amount of punitive damages.

The Court's May 1, 1995 ruling on the Company's motion for summary judgment resolved, at the trial court level, all of the claims in Maxon's amended Complaint in favor of the Company.

Response to items one through five not listed above are omitted since these items are either inapplicable or the response thereto would be negative.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FRONTIER ADJUSTERS OF AMERICA, INC.




Date:  5/11/95                    /s/    William J. Rocke
      --------------------       ----------------------------------------------
                                 William  J.  Rocke, Chief Executive
                                 Officer/Chairman of the Board, Director



Date:  5/11/95                    /s/     Jean E. Ryberg
      --------------------       ----------------------------------------------
                                 Jean E. Ryberg, President, Director