Form 10-K
period 1995-06-30
FRONTIER ADJUSTERS OF AMERICA INC
filed 1995-08-22
CIK 735349

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from                    to
                                    ------------------    -----------------

Commission file number 1-12902


                              --------------------
                      FRONTIER ADJUSTERS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

            ARIZONA                                86-0477573
 (State of other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)

        45 East Monterey Way                         85012
          Phoenix, Arizona                         (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code (602) 264-1061

                              --------------------

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class            Name of each exchange on which registered
    -------------------            -----------------------------------------

Common Stock $.01 Par Value                 American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No       .
                                      ------       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $15,663,031 as of July 31, 1995.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of July 31, 1995, was 4,640,898.

                                     PART I

1. Item 1 - Business
- --------------------

The Company
- -----------

Frontier Adjusters of America, Inc., an Arizona corporation (together with its subsidiaries, the "Company"), licenses and franchises independent insurance adjusters (the independent insurance adjusters licensed or franchised by the Company are hereinafter referred to as the "Adjusters") throughout the United States, Puerto Rico, Canada, and London, England, and provides support services to the Adjusters. The Adjusters are engaged by insurance carriers and self-insured companies to adjust claims made against them by claimants and/or, in the case of insurance carriers, by policyholders. In addition, certain of the Adjusters offer risk management services to their clients. As of June 30, 1995, the Company had license or franchise agreements with 390 owner-operator Adjusters operating 405 offices, with 590 advertised locations in 50 states, the District of Columbia, Canada and London, England. In addition to licensing and franchising Adjusters, the Company owns and operates independent insurance adjusting businesses in Arizona.

General
- -------

For its fiscal year ended June 30, 1995, the Company's licensing and franchising activities accounted for approximately 91% of gross revenues and the Company's Company-owned adjusting businesses accounted for approximately 9% of gross revenues. For the fiscal years ended June 30, 1994 and June 30, 1993, the Company's licensing and franchising activities accounted for approximately 92% and 89%, respectively, of gross revenues and the Company's Company-owned adjusting businesses accounted for approximately 8% and 11%, respectively, of gross revenues. The revenues derived from the Company's operations, as well as the gross billings by Adjusters (upon which the Company's revenues from licensing and franchising activities are based), are set forth in the following table.

                                               Fiscal Year Ended June 30,
                                       -----------------------------------------
                                           1993           1994          1995
                                       -----------------------------------------

Gross Billlings by Asjusters           $37,870,000    $39,710,000    $42,690,000
 (approximate)
Revenues from Licensing and
 Franchising Activities                  3,979,794      4,205,245      4,783,941
Revenues from Company-owned
 Adjusting Businesses                      507,297        385,025        456,884


For its fiscal year ended June 30, 1995, the Company's licensing and franchising activities accounted for approximately $1,740,000 in income from operations and the Company's Company-owned adjusting businesses accounted for approximately $29,000 in losses from operations. For the fiscal years ended June 30, 1994 and June 30, 1993, the Company's licensing and franchising activities accounted for approximately $1,846,000 and $1,540,000, respectively, in income from operations, the Company's Company-owned adjusting businesses accounted for approximately $107,000 and $12,000 in losses, respectively, from operations.

Claims Adjusting
- ----------------

A claims adjuster conducts the business of providing claims adjustment services to insurance companies and to self-insured clients. The major elements of claims adjusting consist of the following:

         1.  Investigation  -  the  development  of  information   necessary  to
             determine the cause and origin of the loss.

         2. Evaluation - the determination of the extent and value of damage incurred and the coverage, liability and compensability relating to the parties involved.

         3. Disposition - the resolution of the claim, whether by payment, negotiation and settlement, by denial or by other resolution.

         4. Management - the coordination of all parties involved in the claim process and the supervision of the claims process including risk management related services.

Insurance companies, which represent the major source of revenue to adjusters, customarily manage their own claims management function, and require defined services from the adjusters, such as field investigation and settlement services. Self-insured clients typically require a range of risk management services including claims adjustment, claims management, statistical reporting and loss control, among other services. Insurance companies usually make claims adjusting assignments on a claim by claim basis. Selfinsured clients typically retain adjusting firms like the Company and the Adjusters to handle all of their claims such as workers compensation, general liability claims and other claims.

Neither the Company nor any of the Adjusters engages in public adjusting, which consists of representing individual insureds in coverage disputes against insurance companies.

Risk Management related services are part of the claims adjusting services provided by the Company and the Adjusters. They consist primarily of providing services to in-house risk managers of self-insureds whose internal resources do not include expertise in claims adjusting or other aspects of claims management. Risk management services, which also are often referred to in the industry as "third party administration" include administering claims, working with self-insurers to decide whether certain claims need external investigation, coordinating the efforts of the field investigation with internal claims review activities, generating necessary statistical reports and paying losses. The insurance companies responsible for the excess coverage of the self-insured clients often play a significant role in the selection and retention of risk management or third party administrators and related services.

Licensing and Franchising
- -------------------------

The major part of the Company's revenues are derived under its license and franchise agreements (the "Agreements") with the Adjusters. Pursuant to the terms of the Agreements, an Adjuster is authorized to use, within a designated geographic area, the Company's service mark in providing adjusting and risk management-related services. The Company receives a 10% or 15% royalty fee on all of the Adjusters' collections depending upon the Agreement with the Adjuster. An Adjuster is provided with a computerized central collection and rebilling service and national advertising referral by the Company.

The Company does not advertise for or solicit potential licensees or franchisees. Instead, the Company believes that through the financial flexibility it offers and the established and dependable services it provides to Adjusters, the Company is capable of attracting qualified licensees and franchisees.

The philosophy of the Company is to enter into Agreements with licensees and franchisees who are highly qualified and capable of adjusting all types of claims. The Company estimates that the average length of time during which its Adjusters have been providing insurance adjusting services, on a company-wide basis, is approximately 20 years.

Before entering into an Agreement with a prospective licensee or franchisee, the Company reviews the prospective licensee's or franchisee's background in order to determine that he or she is qualified and capable of rendering professional insurance adjusting services. In evaluating a potential licensee or franchisee, the Company considers the length of time the potential licensee or franchisee has been involved in insurance adjusting and such other factors as his or her
(i)  experience  and the types of claims that he or she is capable of adjusting;
(ii) ability to act independently without supervision by the Company; (iii) prior and current associations in the insurance adjusting business and (iv) reputation in the insurance adjusting business and in the community in which he or she will provide insurance adjusting services.

Operation of Independent Adjusters
- ----------------------------------

Each Adjuster maintains an office within a designated geographic area defined in his or her Agreement. The Agreements require, among other things, Adjusters to devote at least 80% of their time during any 45 day period to the conduct of the defined business. The Agreements are subject to termination by the Company upon Adjusters failure to meet minimum gross billings. The Adjusters retain the right to make independent decisions regarding the management and operation of their businesses, subject to the terms of the license or franchise agreements.

The Company has a national advertising program in major trade journals. The advertising is designed to promote its operations and to generate new accounts for its licensees and franchisees. Adjusters receive claims both from local referrals developed by the Adjuster and from referrals by the Company. The latter referrals are generally obtained through advertising efforts of the Company. In addition, Adjusters are permitted, but not required, to advertise within their designated geographic area.

Upon providing services to a client, the Adjuster prepares a bill to the client for the Adjuster's services or, sometimes in the case of an appraisal, a flat fee. The form of invoice, which is supplied by the Company, indicates that remittance is to be made directly to the Company's address. Upon receipt of payment from the client, the Company withholds a royalty fee equal to either 10% or 15% of the gross amount of the collection, together with any reimbursements due to the Company for liability and errors and omissions insurance premiums the Company may have paid on behalf of the Adjuster and repayments for any credits, loans or advances the Company may have made to the Adjuster. The Company handles rebills. The Company's arrangements with Adjusters located in Canada differ from the foregoing in that those Adjusters' clients send their remittance to the Company's franchisee in Regina, Saskatchewan, Canada, who then deposits the amount remitted into Frontier's bank account.

If a particular geographic area produces claims greater than the Adjuster in that area is capable of servicing, the Adjuster may, at the request of the Company, relinquish to a prospective licensee or franchisee a portion of the designated area covered by his or her Agreement. As a result of these arrangements, the Company redirects to the relinquishing Adjuster 5% of collections derived from services provided by the new Adjuster. In fiscal 1995, the Company retained 10.6% of the Adjusters' collection as royalty fees from this arrangement.

To assist new Adjusters in meeting their business and personal expenses during their initial period as Adjusters, the Company may advance them funds against future billings. The average semi-monthly loan is approximately $1,750. The number of Adjusters to whom semi-monthly advances are made typically varies between 15 and 30. The Company believes that these arrangements provide new Adjusters assistance in making the transition from being employees of other adjusting firms to becoming the owners of their own businesses and, therefore, enable the Company to attract highly qualified individuals as Adjusters.

In addition to advancing funds to new Adjusters, the Company frequently lends money to Adjusters who have been with the Company for a longer period. These loans may either be loans that are repaid on a weekly basis out of their collections, or advances against accounts receivable. The Company requires that advances against receivables be repaid in full within 45 days.

The Company does not charge interest on any loans or advances made to Adjusters. During the past four fiscal years, the Company has loaned or advanced an average aggregate of $276,000 per month and has received reimbursement of an average of $257,000 per month. The Company currently has approximately $1,204,000 in outstanding loans or advances. During the past four fiscal years, the Company has written off an average of $115,500 per year due to bad debts related to these arrangements.

License and Franchise Agreements
- --------------------------------

The current forms of license and franchise agreements used by the Company are largely identical except that the form of license agreement refers to the Adjuster as a licensee and the form of the franchise agreement refers to the Adjuster as a franchisee. The difference between licensees and franchisees is primarily historical and dates back to the period when the Company's arrangements with Adjusters did not constitute a "franchise" under the United States Federal Trade Commission's rules. If the arrangement was subject to state franchise laws, the Adjuster was referred to as a franchisee; if not, the Adjuster was referred to as a licensee. The Company currently distinguishes between licensees and franchisees in the same manner.

The franchise and other laws of certain states limit or prohibit the enforceability of covenants not to compete and require or prohibit other types of provisions contained in franchise agreements. Accordingly, certain of the provisions contained in the Agreement, including, among others, the covenant not to compete, may not be enforceable under certain circumstances.

The forms of Agreement currently in effect between the Company and the Adjusters do not necessarily contain all of the terms in the manner disclosed below. For example, the risk management provisions, the indemnity provisions, certain of the termination provisions and the minimum gross billings provisions discussed below may have been excluded or revised in the forms of Agreement currently in effect.

Pursuant to the Agreement, the Adjuster is entitled, and obligated, to use the Frontier service mark in connection with the conduct of the Adjuster's claims adjusting business and risk management-related services. The current form of Agreements provide that the Adjuster may participate in the risk management business. If the Adjuster declines to participate in the risk management business, the Adjuster is required to consent to the handling of such matters in the Adjuster's territory by other Adjusters or the Company.

The Agreement provides that each Adjuster is an independent contractor. Accordingly, each Adjuster has virtually complete control over all matters involving discretion and judgement in the operation of the Adjuster's business. However, before instituting any legal action against any client, the Adjuster must obtain the Company's consent. In addition, the Company has the discretionary right to investigate, settle and satisfy any claims of any clients of the Adjuster.

The Agreement requires the Adjuster to devote at least 80% of its time during any 45 day period to the operation of the business and prohibits the Adjuster from accepting any employment for compensation from any person. The Agreement sets forth a minimum performance standard. The current form of Agreement provides that if at any time after the first three months of the Agreement, the Adjuster's gross billings are less than $4,000 for any three-month period, then either party will have the right to terminate the Agreement.

Pursuant to the Agreement, the Adjuster is required to pay to the Company a royalty fee equal to 10% or 15% of the Adjuster's collections. The Adjuster is required to prepare initial billings to its clients and to send a copy of each invoice to the Company. Each invoice states that the payment is to be made to the Company's address. After the Company deducts its royalty fee from the Adjuster's collections, the Company remits the balance to the Adjuster on a weekly basis. The Company's arrangements with Adjusters located in Canada differ from the foregoing in that those Adjusters' clients send their remittance to the Company's franchisee in Regina, Saskatchewan, Canada, who then deposits the amount remitted into Frontier's bank account. In addition to deducting its royalty fee, the Company also deducts from the amounts remitted to the Adjuster the Adjuster's general liability and errors and omissions insurance premiums and the periodic repayment of credits, loans and advances.

If a particular geographic area produces claims greater than the Adjuster in the area is capable of servicing, the Adjuster may, at the request of the Company, relinquish a prospective licensee or franchisee a portion of the designated area covered by his or her Agreement. In such case, the relinquishing Adjuster will receive 5% of collections derived from services provided by the new Adjuster.

The Adjuster is required to reimburse the Company for the premiums and other costs and expenses necessary to keep in force a general liability and errors and omissions insurance policy. The Agreement also requires the Adjuster to hold the Company harmless from, and to indemnify the Company for, any acts of the Adjuster. This indemnification includes paying the errors and omissions deductible or any other amounts that the Company is obligated to pay on an errors and omissions claim arising out of a transaction handled by the Adjuster.

The Agreement contains a covenant not to compete. This clause provides that during the term of the Agreement the Adjuster will not participate nor accept employment with any business that is engaged in services that could be or are in competition with the Company. In addition, the Agreement provides that upon a termination of the Agreement, for any reason, the Adjuster may not, within the two year period after termination, compete with the Company or any of the other Adjusters within the territory assigned to the Adjuster or within a 100-mile radius of that territory.

The Agreement provides that an Adjuster may not sell or transfer its interest in the license or franchise without first receiving the consent of the Company, which consent may not be unreasonably withheld. In addition, the Company has a right of first refusal to purchase the Adjuster's interest in the license or franchise in connection with any intended transfer to a third party.

The term of the Agreement is generally ten years, with a ten-year renewal option exercisable by the Adjuster. The form of the renewal agreement will generally be the form of the Agreement being used by the Company at the time of renewal.

The Adjuster may terminate the Agreement upon 30 days' prior written notice to the Company. The Company may terminate the Agreement upon the occurrence of, among other things, any of the following: the voluntary abandonment of the business by the Adjuster, the conviction of the Adjuster for certain offenses, the failure of the Adjuster to cure a default under the Agreement and any action that materially impairs the goodwill associated with the Company's service mark, and the failure to meet performance goals. In addition, the Company may terminate the Agreement for good cause, which includes, among other things, the bankruptcy or insolvency of the Adjuster, a lack of response on the telephone and a failure to pick up the mail by the Adjuster for a period of 12 days. Other actions by the Adjuster that would entitle the Company to terminate the Agreement are: the Adjuster's failure to provide the Company with copies of invoices for services performed by the Adjuster; the failure to instruct a customer to make payments to the Company; and the failure to keep and maintain a telephone listing and service.

Company-owned Insurance Adjusting Business
- ------------------------------------------

In addition to its operations as a licensor and franchisor, the Company conducts independent insurance adjusting operations in Arizona.

Item 2 - Properties
- -------------------

The Company owns the office building and property located at 45 East Monterey Way, Phoenix, Arizona, where it conducts its licensing and franchising operations and its Phoenix claims adjusting and risk management-related services business. The office building currently contains approximately 13,000 square feet of office space.

The Company also owns a parcel of real property across the street from the Company's principal executive office, which is utilized for employee parking.

Item 3 - Legal Proceedings
- --------------------------

A Declaratory Action was filed in May 1994 against the Company in the Superior Court of Los Angeles, California, regarding the interpretation of certain sections of the Company's license agreement with the plaintiff, a licensee. In June 1994, the Company removed the case to the U.S. District Court and raised certain counter claims for violation of the Company's license agreement. The Company terminated the licensee's agreement effective January 1, 1995. Subsequent to the termination, the plaintiff amended his complaint to include wrongful termination. On May 1, 1995, the U.S. District Court granted the Company's motion for Summary Judgement regarding all outstanding claims by the plaintiff. On June 19, 1995, the Court granted the Company's Summary Judgement motion regarding its claims against the former licensee including $204,144 in unpaid license fees and a yet to be determined amount for court costs. The Company does not believe that it is subject to any lawsuits or litigation or threatened lawsuits or litigation that will have a material adverse effect on the Company or its business.

Item 4 - Submission of Matter to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II

Item 5 - Market for the Registrant's Common Stock and Related
- -------------------------------------------------------------
         Security Holders Matters
         ------------------------

The Company's Common Stock is listed on the American Stock Exchange (AMEX) under the symbol "FAJ". The Company's stock began trading on AMEX, March 24, 1994. Prior to being listed on AMEX, the Company's common stock was quoted on the National Association of Securities Dealers' Automated Quotations National Market System ("NASDAQ-NMS"). The following table sets forth the range of high and low prices, and the trading volume, during each quarterly period within the Company's two most recent fiscal years.


                                                      Price (1)          Volume
                                                  -----------------     --------
                                                   High      Low
                                                  ------    -------

Fiscal Year Ended June 30, 1994
 First Quarter                                    $3.125    $2.375       489,755
 Second Quarter                                   $3.625    $2.9375      634,200
 Third Quarter                                    $3.75     $3.00        600,803
 Fourth Quarter                                   $3.375    $2.5625      123,900


Fiscal Year Ended June 30, 1995
 First Quarter                                    $3.0625   $2.50         99,800
 Second Quarter                                   $3.125    $2.375       125,500
 Third Quarter                                    $2.875    $2.375        74,500
 Fourth Quarter                                   $3.125    $2.50        108,900


(1) Through March 23, 1994 represents high and low bid quotations on NASDAQ-NMS. The bid quotations set above represent quotations by dealers, do not reflect applicable markups, markdowns or commissions, and do not necessarily represent actual transactions.

The following shows per share cash dividends declared for each quarter during the Company's two most recent fiscal years.


                                                         Cash Dividends Declared
                                                         -----------------------

Fiscal Year Ended June 30, 1994
 First Quarter .......................................            $.025
 Second Quarter ......................................            $.025
 Third Quarter .......................................            $.025
 Fourth Quarter ......................................            $.035


Fiscal Year Ended June 30, 1995
 First Quarter .......................................            $.0275
 Second Quarter ......................................            $.0275
 Thirst Quarter ......................................            $.03
 Fourth Quarter ......................................            $.03


As of August 2, 1995, there were 281 shareholders of record (approximately 900 including beneficial owners) of the Company's Common Stock.

Item 6 - Selected Financial Data
- --------------------------------

                                                                                   Year Ended June 30
                                                  ----------------------------------------------------------------------------------
                                                     1991               1992             1993              1994              1995
                                                  ----------        ----------        ----------        ----------        ----------
Income Statement Data
 Operating Revenues                               $4,529,051        $4,273,806        $4,487,091        $4,590,270        $5,240,825
 Net Income                                          979,078           793,437           909,053         1,018,160         1,026,848
 Earnings Per Common Share                               .23               .17               .19               .22               .22
 Weighted Average Number of
   Shares Used in Per Share
   Data                                            4,266,390         4,617,955         4,780,980         4,730,597         4,662,679
 Cash Dividends Per Share                               .065              .075             .0875               .11              .115


Balance Sheet Data
 Working Capital                                  $1,646,148        $2,281,789        $2,571,073        $2,749,531        $2,946,748
 Total Assets                                      3,648,082         5,268,996         5,981,298         6,491,066         6,597,050
 Long-Term Debt                                         --                --                --                --              84,655
 Property and Equipment, Net                       1,171,216         1,635,991         1,549,227         1,460,601         1,484,545
 Stockholders' Equity                              3,268,060         4,621,613         5,250,138         5,487,999         5,838,651
 Book Value Per Share                                    .77               .98              1.10              1.17              1.26
 Retained Earnings                                 2,188,082         2,627,719         3,053,848         3,552,194         4,042,588
 Total Shares Outstanding                          4,266,390         4,711,114         4,782,010         4,690,898         4,640,898

Item 7 - Management's Discussion and Analysis of Financial
- ----------------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

FINANCIAL CONDITION

The Company continues to finance its growth from funds generated by its current operations. The Company is also investing additional sums and increasing its cash dividends.

In 1995 the Company's continuing operations generated $537,831 in cash and this together with cash they had previously generated was used to pay $536,454 in cash dividends and acquire 50,000 shares of its common stock at a cost of $136,377. Additionally, the Company acquired approximately $129,000 in equipment and certain rights from two licensees for $92,000 in cash and monthly payments of $2,500 until August 1, 1999.

The Company intends to complete its authorized plan to purchase 100,000 shares of its common stock. As of June 30, 1995 the Company had purchased 91,112 of the authorized shares at a cost of $278,492. The Company intends to acquire the balance of 8,888 shares as market conditions permit. Based upon the market price of $2.38 on July 31, 1995 this would represent a cost of approximately $21,000. In addition to its authorized plan to acquire 100,000 shares, the Company acquired 50,000 shares at a cost of $136,377 in December 1994.

Effective with its September 10, 1994 dividend, the Company increased its cash dividend to eleven cents per share annually from ten cents per share. The Company followed up this increase in January 1995 by increasing the dividend to twelve cents per share annually effective with its March 10, 1995 dividend. The combined increases represent a 20% increase in the annual dividend rate.

The Company anticipates that during fiscal 1996 it will generate sufficient cash to fund its operations, dividend payments and equipment purchases. The Company anticipates that its expenditures for equipment and furnishings will be approximately $150,000 to $200,000 during fiscal 1996.

The Company has always maintained a solid financial position. This policy is evidenced by the Company's ratio of current assets to current liabilities of
5.37 to 1 as of June 30, 1995 and 3.74 to 1 as of June 30, 1994.

RESULTS OF OPERATIONS 1995 COMPARED TO 1994

REVENUES

The Company's revenues increased to $5,241,000 from $4,590,000 in fiscal 1994, compared to the prior fiscal year, a 14.2% increase.

The increase consists of a $72,000 increase in adjusting revenues and a $579,000 increase in continuing licensee and franchisee fees. Continuing licensee and franchisee fees increased to $4,784,000 from $4,205,000 an increase of 14% from the prior fiscal year. This increase reflects the fact that the Company continues to benefit from an increase in claims, as insurers and self-insureds use the Company's licensees and franchisees to handle claims and the increase in Company licensees and franchisees.

The Company-owned offices' revenues increased $71,859 from the prior year. This increase is partially due to an increase in the number of claims being assigned to the offices as a result of a change in staff.

The Company's revenues are affected by many matters such as the work loads of other companies and claims presented by their clients. Therefore, it is impossible to project the Company's future revenues. The Company, however, has seen growth in the franchisee and licensee's fees paid, the most significant of which are from offices established in the preceding fiscal year. Approximately $374,000 of the $579,000 increase in continuing licensee and franchisee fees in fiscal year 1995 as compared to fiscal 1994 is the result of growth in the number of licensees and franchisees. The balance of the increase or $204,000 is the result of the judgement rendered on June 19, 1995 in the Company's lawsuit with a former licensee for unpaid licensee fees. Management believes that the Company will continue to realize growth in continuing licensing and franchising fees in the future as it adds qualified licensees and franchisees.

COMPENSATION AND FRINGE BENEFITS

The most significant of the Company's expenses are those related to the compensation of its employees. The Company's compensation expense increased $110,000 in fiscal 1995 when compared to fiscal 1994. This represents a 7% increase in overall cost due to the inflation and merit raises given to employees as well as an additional employee hired to handle the increased work load.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

The Company's expenses other than compensation and fringe benefits increased $549,000 from fiscal 1994 to fiscal 1995. The most significant items affecting these expenses were a $624,000 increase in legal fees, a $140,000 decrease in expenses related to the Company's London operations and a $50,000 advertising item that was not incurred in the current year. The $624,000 increase in legal fees is a result of the lawsuit filed by the now former licensee for which the Company received a Summary Judgement in it's favor on June 19, 1995. The $140,000 reduction in expenses related to the London franchise is a result of the expiration of the Company's agreement to subsidize the franchisee effective June 30, 1994. The $50,000 advertising item that was not incurred during 1995, is normally incurred in the fourth quarter of the fiscal year, however, the publisher of the Frontier Directory modified his scheduled printing date and the expenditure will be incurred in the second quarter of fiscal year ended June 30, 1996. No other item of expense had a significant affect on the increase in expenses other than compensation and fringe benefits.

OTHER INCOME

The Company's other income increased $67,000 or 62% from fiscal 1994 to fiscal 1995. The most significant items related to this increase were a $36,000 increase in interest income, an $8,000 dividend income related to the Company's investments and a $19,000 gain on the sale of fixed assets. These increases were largely the result of increased interest rates as well as increase in funds for investment generated by its current operations.

INCOME TAXES

Income taxes were 38.8% of the Company's income before taxes for the current fiscal year, an increase from 37.1% in fiscal 1994. The Company's income taxes have not been significantly affected by any changes in the federal or state tax laws. However, the Company could be affected by change in federal or state income tax rates at any time.

NET INCOME

The Company's net income increased $9,000 from $1,018,000 in fiscal 1994 to $1,027,000 in the current fiscal year, an increase of .9%.

RESULTS OF OPERATIONS 1994 COMPARED TO 1993

REVENUES

The Company's revenues increased to $4,590,000 from $4,487,000 in fiscal 1993, compared to the prior fiscal year, a 2% increase.

The increase consists of a $122,000 decline in adjusting revenues and a $225,000 increase in continuing licensee and franchisee fees. Continuing licensee and franchisee fees increased to $4,205,000 in fiscal 1995 from $3,980,000 in fiscal 1994, an increase of 6%. This increase reflects the fact that the Company continues to benefit from an increase in claims, as insurers and self-insureds use the Company's licensees and franchisees to handle claims and the increase in Company licensees and franchisees.

The Company-owned offices' revenues declined $122,000 from fiscal 1994 to fiscal 1995. This decline is a result of fewer claims being assigned by insurance companies to the Company-owned offices as well as fewer self-insured claims being processed.

The Company's revenues are affected by natural and man caused events as well as other companies' work loads. Therefore, it is not possible to project the Company's future revenues. The Company has, however, seen growth in the fees paid to it by its licensees and franchisees, the most significant of which are from offices established in the preceding fiscal year. Management believes that the Company will continue to realize growth in licensing and franchising fees in the future as it adds qualified licensees and franchisees.

COMPENSATION AND FRINGE BENEFITS

The most significant of the Company's expenses are those related to the compensation of its employees. The Company's compensation expense increased $75,000 in fiscal 1994 when compared to fiscal 1993. This represents a 5% increase in overall cost due to the inflation and merit raises given to employees.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

The Company's expenses other than compensation and fringe benefits declined $123,000 from fiscal 1993 to fiscal 1994. The most significant item that affected these expenses was a $108,000 reduction in expenses related to its London franchisee. This is a result of the Company's effort to limit and reduce its annual expense related to London. The Company also has reduced its other expenses by being more selective in its advertising to obtain the most exposure for the least cost thereby reducing advertising costs by $44,000. No other item of expense had a significant affect on the decrease in expenses other than compensation and fringe benefits.

OTHER INCOME

The Company's other income increased $26,000 from fiscal 1993 to fiscal 1994 or 31%. The most significant items related to this increase were a $23,000 increase in interest income and $6,000 in dividend income related to the Company's investments. These increases were the result of increased interest rates as well as the increase in funds for investment generated by its current operations.

INCOME TAXES

Income taxes were 37.1% of the Company's income before taxes for the current fiscal year, an increase from 37% in fiscal 1993.

NET INCOME

The Company's net income increased $109,000 from $909,000 in fiscal 1993 to $1,018,000 in the current fiscal year, an increase of 12%. This is the first time the Company's net income has exceeded $1,000,000 and is a milestone in the Company's continued growth.

Item 8 - Financial Statements and Supplementary Data
- ----------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Frontier Adjusters of America, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Frontier Adjusters of America, Inc. and Subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Adjusters of America, Inc. and Subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement Schedules I, V, VI and X for the years ended June 30, 1995, 1994 and 1993 included in pages 35 through 40 of this form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth herein in relation to the basic financial data taken as a whole.



McGLADREY & PULLEN, LLP



Phoenix, Arizona
August 3, 1995

CONSOLIDATED BALANCE SHEETS

Frontier Adjusters of America, Inc. and Subsidiaries

June 30,                                                  1995           1994
- -------------------------------------------------------------------------------


ASSETS
CURRENT ASSETS
 Cash and cash equivalents                           $   358,960    $   804,780
 Short-term investments (Note 8)                       1,255,627      1,275,223
 Current portion of advances to
  licensees and franchisees (Note 4)                     706,739        731,717
 Receivables net (Note 3)                                925,667        647,806
 Unbilled adjusting fees                                  14,225         11,850
 Prepaid expenses                                        258,165        227,057
 Deferred income taxes (Note 11)                         101,109         54,105
                                                     --------------------------
         TOTAL CURRENT ASSETS                          3,620,492      3,752,538
                                                     --------------------------
PROPERTY AND EQUIPMENT, at cost, less
 accumulated depreciation and
 amortization (Note 6)                                 1,484,545      1,460,601
                                                     --------------------------

OTHER ASSETS
 Investments (Note 8)                                    764,090        742,224
 Advances to licensees and franchisees,
  net of current portion (Note 4)                        302,000        325,000
 Licenses and franchises, net of
  accumulated amortization of $63,284
  in 1995 and $19,750 in 1994                            214,628         40,250
 Cost of subsidiary in excess of net
  identifiable assets acquired, net of
  accumulated amortization of $172,196
  in 1995 and $169,885 in 1994                            41,621         43,932
 Receivable from licensee (Note 5)                        50,762         54,290
 Other                                                   118,912         72,171
                                                     --------------------------
                                                       1,492,013      1,277,867
                                                     --------------------------
         TOTAL ASSETS                                $ 6,597,050    $ 6,491,006
                                                     ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                    $    12,669    $    46,546
 Accrued expenses                                        297,973        130,565
 Income taxes payable                                     64,720         30,073
 Licensees' and franchisees' remittance
  payable                                                221,620        719,355
 Current portion of long term liability
  (Note 9)                                                22,951           --
 Other                                                    53,811         76,468
                                                     --------------------------
         TOTAL CURRENT LIABILITIES                       673,744      1,003,007
                                                     --------------------------
LONG TERM LIABILITY (Note 9)                              84,655           --
                                                     --------------------------
COMMITMENTS (Note 15)                                       --             --
STOCKHOLDERS' EQUITY
 Common stock, authorized 100,000,000
  shares, par value $.01, issued 4,782,010
  shares                                                  47,820         47,820
 Additional contributed capital                        2,148,470      2,148,470
 Retained earnings                                     4,042,588      3,552,194
                                                     --------------------------
                                                       6,238,878      5,748,484
 Add (deduct):
  Treasury stock 141,112 shares in 1995:
   91,112 shares in 1994                                (414,869)      (278,492)
  Other                                                   14,642         18,007
                                                     --------------------------
     TOTAL STOCKHOLDERS' EQUITY                        5,838,651      5,487,999
                                                     --------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 6,597,050    $ 6,491,006
                                                     ==========================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

Frontier Adjusters of America, Inc. and Subsidiaries

Years Ended June 30,                          1995          1994         1993
- -------------------------------------------------------------------------------


REVENUES
 Continuing licensee and franchisee
   fees (Note 10)                        $4,783,941    $4,205,245    $3,979,794
 Adjusting fees                             456,884       385,025       507,297
                                         --------------------------------------
                                          5,240,825     4,590,270     4,487,091
                                         --------------------------------------

COST AND EXPENSES
 Compensation and fringe benefits         1,635,289     1,525,217     1,450,019
 Office                                     308,783       266,030       289,923
 Advertising and promotion                  360,878       384,868       428,761
 Depreciation and amortization              136,428       113,945       123,300
 Provision for doubtful accounts            169,640       148,017       155,192
 Other (Note 12 and 13)                   1,127,138       641,434       679,704
                                         --------------------------------------
                                          3,738,156     3,079,511     3,126,899
                                         --------------------------------------
       INCOME FROM OPERATIONS             1,502,669     1,510,759     1,360,192
                                         --------------------------------------

OTHER INCOME
Interest income                             134,136        98,150        74,484
Disposition of investments                     --           1,700          --
 Gain on disposition of equipment            19,416           525            67
 Other                                       22,867         8,706         8,416
                                         --------------------------------------
    TOTAL OTHER INCOME                      176,419       109,081        82,967
                                         --------------------------------------
    INCOME BEFORE INCOME TAXES            1,679,088     1,619,840     1,443,159

INCOME TAXES (Note 11)                      652,240       601,680       534,106
                                         --------------------------------------
 NET INCOME                              $1,026,848    $1,018,160    $  909,053
                                         ======================================

Earnings per common share                $      .22    $      .22    $      .19
                                         ======================================
Weighted average number of shares
 of common stock outstanding              4,662,679     4,730,597     4,780,980
                                         ======================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Frontier Adjusters of America, Inc. and Subsidiaries

Years Ended June 30,                       1995          1994          1993
- -------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                           $ 1,026,848    $ 1,018,160    $   909,053
                                      -----------------------------------------
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization          136,428        113,945        123,300
   Gain on sale of investments               --           (1,700)          --
   Gain on disposition of equipment       (19,416)          (525)           (67)
   Allowance for doubtful accounts        168,222         (3,000)          (205)
   Deferred income taxes                  (47,004)       (11,120)        (4,704)
   Change in assets and liabilities
    (Increase) decrease in:
     Receivables                         (282,028)       (81,112)        85,442
     Unbilled adjusting fees               (2,375)         2,325          2,825
     Prepaid expenses                     (31,108)        20,219        (48,663)
     Other                                (59,522)       139,750        (31,492)
    Increase (decrease) in:
     Accounts payable                     (33,877)        30,758         (1,726)
     Accrued expense                      167,408         12,186       (149,511)
     Income taxes payable                  34,647        (18,088)       105,765
     Licensees' & franchisees'
      remittance payable                 (497,735)       233,387        193,241
     Other                                (22,657)        13,604         (6,388)
                                      -----------------------------------------
     Total adjustment                    (489,017)       450,629        267,817
                                      -----------------------------------------
    NET CASH PROVIDED
     BY OPERATING ACTIVITIES              537,831      1,468,789      1,176,870
                                      -----------------------------------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
  Capital expenditures                   (127,195)       (12,083)       (96,307)
  Investments purchased                (3,968,431)    (3,543,038)    (3,333,541)
  Collection on receivable from
   licensee                                 3,154         16,622          4,322
  Proceeds from disposition of
   equipment                                 --              600         16,281
  Proceeds from maturity of
   investments                          4,000,000      3,106,824      3,000,000
  License acquisition                     (92,000)          --             --
  Payments on license acquisition         (18,306)          --             --
  Advances to licensees and
   franchisees                         (3,358,235)    (2,772,088)    (3,950,434)
  Collections of advances to
   licensees & franchisees              3,241,491      2,672,815      3,681,819
                                      -----------------------------------------
  NET CASH USED IN INVESTING
   ACTIVITIES                            (319,522)      (530,348)      (677,860)
                                      -----------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Cash dividends                         (536,454)      (519,814)      (418,166)
  Proceeds from issuance of
   common stock (net)                        --             --          214,062
  Common stock repurchased               (136,377)      (278,492)       (76,424)
                                      -----------------------------------------
  NET CASH USED IN
   FINANCING ACTIVITIES                  (672,831)      (798,306)      (280,528)
EFFECT OF EXCHANGE RATE CHANGES
 ON CASH                                    8,702         18,007           --
                                      -----------------------------------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                        (445,820)       158,142        218,482
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF THE PERIOD                  804,780        646,638        428,156
                                      -----------------------------------------
CASH AND CASH EQUIVALENTS AT
 END OF THE PERIOD                    $   358,960    $   804,780    $   646,638
                                      =========================================


The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Frontier Adjusters of America, Inc. and Subsidiaries

Years Ended June 30, 1995, 1994 and 1993
- -----------------------------------------------------------------------------------------------------------------------------------

                                       Numbers of     Par Value     Additional                             Cumulative    Unrealized
                                         Shares       of Common    Contributed   Retained     Treasury     Translation     loss on
                                         Issued         Stock        Capital     Earnings       Stock      Adjustments  Investments
- -----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1992                 4,711,114   $    47,111   $ 1,946,783   $ 2,627,719   $      --     $      --   $       --

 Cash dividends -
  $.0875 per share                          --            --            --        (418,166)         --            --           --
 Stock options exercised
  (Note 14)                               96,296           963       213,099          --            --            --           --
 Shares acquired and retired             (25,400)         (254)      (11,412)      (64,758)         --            --           --
 Net income                                 --            --            --         909,053          --            --           --
- -----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1993                 4,782,010        47,820     2,148,470     3,053,848          --            --           --

 Cash dividends -
  $.11 per share                            --            --            --        (519,814)         --            --           --
 Net income                                 --            --            --       1,018,160          --            --           --
 Treasury stock purchase
  91,112 shares                             --            --            --            --        (278,492)         --           --
 Foreign currency translation               --            --            --            --            --          18,007         --
- -----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1994                 4,782,010        47,820     2,148,470     3,552,194      (278,492)       18,007         --
 Cash dividends -
  $.115 per share                           --            --            --        (536,454)         --            --           --
 Net income                                 --            --            --       1,026,848          --            --           --
 Treasury stock purchase
  50,000 shares                             --            --            --            --        (136,377)         --           --
 Foreign currency translation               --            --            --            --            --           8,702         --
 Unrealized loss                            --            --            --            --            --            --        (12,067)
- -----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1995                 4,782,010   $    47,820   $ 2,148,470   $ 4,042,588   $  (414,869)  $    26,709  $   (12,067)
===================================================================================================================================

The accompanying notes are an integral part of these statements.

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation -- These financial statements include the accounts of Frontier Adjusters of America, Inc. (Company) and its subsidiaries, all of which are wholly-owned. Intercompany accounts and transactions have been eliminated.

Business -- The Company's operations consist of the licensing and franchising of independent adjusters throughout the United States, Puerto Rico, Canada and London, England and the operation of an independent adjusting business in Arizona and a risk management division out of its Phoenix, Arizona office. The Company grants credit to its licensees and franchisees, all of whom operate within the insurance industry. Revenues from claims adjusted by employees of the Company are recognized as the services are performed; revenues from claims adjusted by independent licensees and franchisees are recognized when they become due under the terms of the license and franchise agreements (Note ). Included in the revenues are collections received from one customer which provided the Company with approximately $1,044,000 or 21.8%, $968,000 or 23% and $774,000 or 19.5% of the continuing licensee and franchisee fees during the years ended June 30, 1995, 1994 and 1993 respectively. Outstanding licensee and franchisee fees receivable related to this customer were approximately $95,000 at June 30, 1995 and $93,000 at June 30, 1994.

Consolidated statements of cash flow -- Short term investments which have original maturities of 90 days or less are considered cash equivalents.

Depreciation and amortization -- Depreciation is computed using straight-line and accelerated methods over estimated useful lives, which range from three to ten years for all property and equipment except the building. The building is depreciated using the straight-line method over 30 years. The cost of a subsidiary in excess of net tangible assets acquired is being amortized over 40 years.

Licenses and franchises -- Licenses and franchises are amortized on the straight-line basis over the period of the contract.

Income taxes -- Deferred income taxes result from temporary differences between book and tax bases of assets and liabilities. The principal sources of these differences are different depreciation rates for property and equipment, the difference between the book provision for doubtful accounts and the specific charge-off method used for income tax purposes, and the recognition of gain on sale of the Company's Tucson operations.

Investments in debt and marketable equity securities and accounting change -- The Company has investments in debt and marketable equity securities. Debt securities consist primarily of obligations of the U.S. and state governments. Marketable equity securities consist of mutual funds and preferred stocks that are traded or listed on national exchanges.

The Company adopted the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, as of July 1, 1994. Statement 115 requires that management determine the appropriate classification of securities at the date of adoption, and thereafter at the date individual investment securities are acquired, and that the appropriateness of such classification be reassessed at each balance sheet date. Since the Company does not buy investment securities in anticipation of short-term fluctuations in market price, none of its investments are considered trading securities. The Company purchases local government debt securities with the intent on holding them to maturity. All other securities are considered available-for-sale securities in accordance with Statement 115. Held to maturity securities are carried at amortized cost. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.

Prior to the adoption of Statement 115, the Company stated its debt securities at the lower of amortized cost or fair value. Under both the newly adopted accounting standard and the Company's former accounting practices, premiums and discounts on investments in debt securities are amortized over their contractual lives. The method of amortization results in a constant effective yield on those securities (the interest method). Interest on debt securities is recognized in income as earned, and dividends on marketable equity losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of the specific securities sold.

Note 7 to the financial statements provides further information about the effect of adopting Statement 115.

Earnings per common share -- Earnings per common share are based on the weighted average number of shares outstanding during the year. The effect of stock options (Note 14) as common stock equivalents is less than 3% dilutive and, therefore, is not included in the computation.

Foreign currency translation -- The functional currency of the Company's foreign operations is the applicable local currency. The foreign currencies are translated to U.S. dollars using applicable exchange rates. The gains or losses resulting from such translations are included in Stockholders' Equity.

Reclassification -- Certain items on the financial statements for the years ended June 30, 1994 and 1993 have been reclassified, with no effect on net income, to be consistent with the classifications adopted for the year ended June 30, 1995.

NOTE 2:  SUPPLEMENTAL CASH FLOW INFORMATION

                                          1995             1994          1993
                                        ----------------------------------------
Cash paid during the year:
Interest                                $  6,745      $      458      $      --
Income taxes                            $668,427      $  631,141      $  435,149

NOTE 3:  RECEIVABLES

Receivables consist of:
                                                           1995          1994
                                                      --------------------------

Accounts receivable trade                              $  51,955      $   38,472
Licensee and franchisee
 fees receivable                                         722,122         470,636
Errors and omissions insurance
 premium advanced                                        138,544         112,563
Other                                                     40,546          50,135
                                                      --------------------------
         Total receivables                               953,167         671,806
Less allowance for doubtful accounts                      27,500          24,000
                                                      --------------------------
                                                      $  925,667      $  647,806
                                                      ==========================

NOTE 4:  LONG-TERM RECEIVABLES

Long-term receivables consist of advances to licensees and franchisees which are repayable in the amount equal to a percentage of the monthly licensee and franchisee revenue. Estimated current and long-term maturities are as follows:

                                                           1995          1994
                                                      --------------------------

Advances to licensees and franchisees                 $1,204,239      $1,148,717
Less  allowance for doubtful advances                    195,000          92,000
                                                      --------------------------
                                                       1,008,739       1,056,717
Less current portion                                     706,739         823,717
                                                      --------------------------
Long term portion                                     $  302,000      $  325,000
                                                      ==========================

NOTE 5:  RECEIVABLE FROM LICENSEE

The Company sold its Tucson operation and related personal property in December, 1990 for $160,000. The Licensee has agreed to pay the Company 10% (in addition to the contractual license fee) of his gross collections until the balance is paid. This receivable is secured by the license rights. The balance is as follows:

                                                           1995          1994
                                                      --------------------------

           Balance Due                                $   80,552      $   87,083
           Imputed Interest 11.25%                        22,926          26,303
                                                      --------------------------
                                                          57,626          60,780
           Current Portion                                 6,864           6,490
                                                      --------------------------
                                                      $   50,762      $   54,290
                                                      ==========================

The current portion of the receivable from Licensee is included in current receivables.

On August 1, 1995, the Company entered into an agreement with its Tucson licensee to acquire the Tucson operation. The agreed purchase price was $116,081 including the $57,626 outstanding receivable.


NOTE 6:  PROPERTY AND EQUIPMENT

Property and equipment consist of:
                                                           1995          1994
                                                      --------------------------

 Building and improvements                            $1,127,852      $1,121,926
 Computers and software                                  300,380         282,726
 Furniture and fixtures                                  251,933         237,795
 Automobiles                                              88,802          66,335
                                                      --------------------------
                                                       1,768,967       1,708,782
 Less accumulated depreciation and amortization          784,565         748,324
                                                      --------------------------
                                                         984,402         960,458
 Land                                                    500,143         500,143
                                                      --------------------------
                                                      $1,484,545      $1,460,601
                                                      ==========================


NOTE 7:  ACCOUNTING CHANGE

As discussed in Note 1, the Company adopted FASB Statement 115 as of July 1, 1994. In accordance with Statement 115, the 1994 comparative financial statements have not been restated for the change in accounting principle. The July 1, 1994 cumulative effect of adopting Statement 115 decreased the balance of stockholders' equity by $8,181 to recognize the net unrealized holding loss of securities at that date.

NOTE 8:  INVESTMENTS IN DEBT AND MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in debt and marketable equity securities as of June 30, 1995 and 1994:

                                               Gross        Gross
                                Amortized    Unrealized  Unrealized
                                   Cost        Gains       Losses     Fair Value
                               -------------------------------------------------
                                                     1995
                               -------------------------------------------------
U.S. government securities     $  981,197   $     --     $     --     $  981,197
Local government securities       726,918       11,794       23,994      714,718
                               -------------------------------------------------
 Total debt securities          1,708,115       11,794       23,994    1,695,915
Equity securities                 286,496       10,967       23,033      274,430
                               -------------------------------------------------
                               $1,994,611   $   22,761   $   47,027   $1,970,345
                               =================================================

                                                     1994
                               -------------------------------------------------
U.S. government securities     $  998,449   $     --     $     --     $  998,449
Local government securities       742,224        8,204       58,424      692,004
                               -------------------------------------------------
 Total debt securities          1,740,673        8,204       58,424    1,690,453
Equity securities                 276,774         --         13,285      263,489
                               -------------------------------------------------
                               $2,017,447   $    8,204   $   71,709   $1,953,942
                               =================================================

The Company's investment in local government securities is concentrated in Salt River Project Agricultural Improvement and Power District Municipal Bonds which mature between 2006 and 2031.


NOTE 9:  LONG TERM DEBT

On August 1, 1994, the Company acquired, from a licensee, certain rights under his license agreement. Those rights were acquired for $25,000 cash and sixty monthly payments of $2,500. The balance is as follows:

                                                                         1995
                                                                      ----------
             Balance Due                                              $  125,000
             Imputed interest @ 7.25                                      17,394
                                                                      ----------
                                                                         107,606
             Less Current Portion                                         22,951
                                                                      ----------
             Long Term Portion                                        $   84,655
                                                                      ==========

Interest paid on outstanding debt amounted to $6,694. Aggregate payments for the next five years are as follows:

             Year Ending June 30,
                                       1996                            $  22,951
                                       1997                               24,672
                                       1998                               26,521
                                       1999                               28,509
                                       2000                                4,953
                                                                       ---------
                                                                       $ 107,606
                                                                       =========

NOTE 10:  LICENSING AND FRANCHISING

The Company has entered into 437 license and franchise agreements with 390 entities, operating 590 offices with advertised locations, as of June 30, 1995, whereby the Company grants exclusive ten year licenses or franchises for the right to use the name "Frontier Adjusters" in a particular area. There is no initial license or franchise fee. The Company performs advertising, collection and remittance services, and provides the licensees and franchisees with supplies. As compensation for the above, the Company receives a fee based on a percentage of the licensees' or franchisees' gross billings. Gross billings by licensees and franchisees for the years ended June 30, 1995, 1994 and 1993 were approximately $42,690,000, $39,710,000 and $37,870,000, respectively.

The Company's main line of business is providing services to the insurance industry. The revenue and cost components along with identifiable assets and number of advertised locations are as follows:

                         Licensing                     Corporate
                            and                           and
                        Franchising    Adjusting         Other     Consolidated
                       --------------------------------------------------------
1995
- ----
Revenues               $ 4,783,941    $   456,884    $      --      $ 5,240,825
Costs and expenses       3,043,680        485,739        208,737      3,738,156
                       --------------------------------------------------------
Income (loss) from
 operations            $ 1,740,261    $   (28,855)   $  (208,737)   $ 1,502,669
                       ========================================================

Identifiable assets    $ 3,638,623    $   457,380    $ 2,501,047    $ 6,597,050
                       ========================================================
Number of advertised
 locations
  Beginning of year            569              4           --              573
  Opened                        47           --             --               47
  Closed                        (9)          --             --               (9)
  Ownership changes            (17)            17           --             --
                       --------------------------------------------------------
                               590             21           --              611
                       ========================================================
1994
- ----
Revenues               $ 4,205,245    $   385,025    $      --      $ 4,590,270
Cost and expenses        2,359,352        492,512        227,647      3,079,511
                       --------------------------------------------------------
Income (loss) from
 operations            $ 1,845,893    $  (107,487)   $  (227,647)   $ 1,510,759
                       ========================================================

Identifiable assets    $ 3,831,994    $   262,838    $ 2,396,174    $ 6,491,006
                       ========================================================
Number of advertised
 locations
  Beginning of year            541              4           --              545
  Opened                        41           --             --               41
  Closed                       (13)          --             --              (13)
                       --------------------------------------------------------
                               569              4           --              573
                       ========================================================
1993
- ----
Revenues               $ 3,979,794    $   507,297    $      --      $ 4,487,091
Costs and expenses       2,440,099        518,956        167,844      3,126,899
                       --------------------------------------------------------
Income (loss) from
 operations            $ 1,539,695    $   (11,659)   $  (167,844)   $ 1,360,192
                       ========================================================
Identifiable assets    $ 3,469,374    $   405,476    $ 2,106,448    $ 5,981,298
                       ========================================================
Number of advertised
 locations
  Beginning of year            517              3           --              520
  Opened                        45           --             --               45
  Closed                       (20)          --             --              (20)
  Ownership changes             (1)             1           --             --
                       --------------------------------------------------------
                               541              4           --              545
                       ========================================================

NOTE 11:  INCOME TAXES

The components of the provision for income taxes are as follows:

                                       1995             1994             1993
                                    -------------------------------------------
Federal
 Current                            $ 544,580        $ 499,307        $ 455,810
 Deferred                             (36,491)          (9,195)          (3,544)
State
 Current                            $ 154,664          113,492           83,000
 Deferred                             (10,513)          (1,924)          (1,160)
                                    -------------------------------------------
   Income taxes                     $ 652,240        $ 601,680        $ 534,106
                                    ===========================================

A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate follows:

                                       1995             1994             1993
                                    -------------------------------------------
Statutory rate                          35.0%            35.0%             34.0%
Increase (decrease)
 resulting from:
  State income taxes, net                5.7              4.5               3.7
  Non-deductible items                   1.1               .7                .4
  Non-taxable revenues                  (1.0)             (.9)              (.5)
  Other                                 (1.9)            (2.2)              (.6)
                                    -------------------------------------------
Effective rate                          38.9%            37.1%             37.0%
                                    ===========================================

Net deferred tax assets consist of the following components at June 30, 1995 and 1994:

                                                        1995             1994
                                                     --------------------------
       Deferred tax assets
         Allowance for doubtful accounts             $  87,104        $  43,797
         Property and equipment                         21,301           22,983
         Other                                          12,735            8,105
       Deferred tax liabilities
         Installment sale                              (20,031)         (20,780)
                                                     --------------------------
                                                     $ 101,109        $  54,105
                                                     ==========================

The deferred tax amounts mentioned above have been classified as current assets in the accompanying balance sheets as of June 30, 1995 and 1994.


NOTE 12:  RELATED PARTY TRANSACTIONS

A director/officer of the Company is a partner in a law firm that renders legal services to the Company. The Company paid the law firm approximately $88,500 in fiscal 1995, $84,600 in fiscal 1994 and $82,200 in fiscal 1993 for legal services and reimbursement of expenses.


NOTE 13:  PROFIT SHARING PLAN

On June 14, 1984, the Company adopted a Profit Sharing Plan (Plan) covering substantially all employees of the Company who have completed one year of service and have reached age 20. The Plan provides for contributions at the discretion of management not to exceed the amount permitted under the Internal Revenue Code as a deductible expense. Participants' benefits vest at the rate of 20% per year. Contributions to the Plan are made to trust accounts for investment at the discretion of the individual participants. Profit sharing expense was $160,717, $165,980 and $155,504 for the years ended June 30, 1995, 1994 and 1993 respectively.


NOTE 14:  STOCK OPTIONS

On October 9, 1987,  the  shareholders  approved an Incentive  Stock Option Plan
(Plan) which provides for the granting of options to acquire up to 300,000 shares of common stock to certain officers and key employees of the Company at no less than 100% of the fair market value of the stock on the date of the grant. Options under the Plan are intended to be Incentive Stock Options (ISOs) pursuant to Section 422A of the Internal Revenue Code. Such options may have a maximum term of ten years and are exercisable one year after they are granted.

Options become exercisable in varying amounts beginning one year after grant. Information regarding these option plans are as follows:

                                             Number of Shares
                                --------------------------------------------
                                  1995            1994                1993
                                --------------------------------------------
Outstanding July 1              113,130              --               96,296
Granted                          86,870         113,130                   --
Exercised                            --              --              (96,296)
                                --------------------------------------------

Outstanding June 30             200,000          113,130                  --
                                ============================================

Options were granted in fiscal 1995 at an average of $2.625 per share. Options were exercised in fiscal 1993 at an average of $2.223 per share. Options were outstanding at June 30, 1995 and 1994 at average prices per share of $3.1401 and $3.5357, respectively. At June 30, 1995, there are no remaining options available for issuance under the Plan.


NOTE 15:  COMMITMENTS

The Company entered into five-year employment agreements with three key executive officers which expire June 30, 2000. In addition to a base salary, the agreements provide for bonuses based upon the Company's pre-tax earnings and annual cost of living increases. Two of the key executive officers were covered by employment agreements which expired June 30, 1995. Total compensation under those employment agreements was $452,497, $435,711 and $412,144 for the years ended June 30, 1995, 1994 and 1993, respectively. The aggregate commitment for future salaries at June 30, 1995, excluding bonuses and cost of living increases, is $2,375,000 as follows:

                       Year ended June 30,
                       ------------------
                             1996                 $475,000
                             1997                  475,000
                             1998                  475,000
                             1999                  475,000
                             2000                  475,000

The Company has entered into an agreement with a customer to share a suite in the America West Arena in Phoenix, Arizona for client development purposes. The agreement provides that the Company is responsible for 50% of the costs and expenses of the suite. The Company's commitment began in June, 1992. The Company's minimum required payments are as follows:


                      Year ended June 30,           Amount
                      ------------------------------------
                            1996                $   35,096
                            1997                    36,500
                            1998                    37,960
                            1999                    39,477
                                                ----------
                                                $  149,033
                                                ==========

                      FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                               SUPPLEMENTARY DATA
                               ------------------

Selected Quarterly Financial Data

(Information for all periods shown below is unaudited)

                                                     1995
                               -------------------------------------------------
                                               Three Months Ended
                               -------------------------------------------------
                               Sept. 30     Dec. 31      Mar. 31      June 30
                               ----------   ----------   ----------   ----------
Revenues                       $1,270,785   $1,257,356   $1,232,935   $1,479,749
 Income from operations           400,164      415,959      198,670      487,876
 Income before income taxes       440,483      482,236      242,891      513,478
 Net income                       267,530      292,947      146,708      319,663
 Net income per share                 .06          .06          .03          .07

 Weighted average shares
  outstanding                   4,690,898    4,677,311    4,640,898    4,640,898


                                                     1994
                               -------------------------------------------------
                                               Three Months Ended
                               -------------------------------------------------
                               Sept. 30     Dec. 31      Mar. 31      June 30
                               ----------   ----------   ----------   ----------
Revenues                       $1,155,528   $1,118,361   $1,146,805   $1,169,576
 Income from operations           423,888      414,824      344,927      327,120
 Income before income taxes       454,474      444,191      358,630      362,545
 Net income                       277,762      272,037      233,510      234,851
 Net income per share                 .06          .06          .05          .05

Weighted average shares
 outstanding                    4,763,280    4,719,310    4,719,310    4,708,249


                                                     1993
                               -------------------------------------------------
                                               Three Months Ended
                               -------------------------------------------------
                               Sept. 30     Dec. 31      Mar. 31      June 30
                               ----------   ----------   ----------   ----------
Revenues                       $1,125,701   $1,059,913   $1,131,167   $1,170,310
 Income from operations           381,184      343,126      346,672      289,210
 Income before income taxes       404,070      361,307      361,099      316,683
 Net income                       247,927      221,276      220,973      218,877
 Net income per share                 .05          .05          .05          .04

 Weighted average shares
  outstanding                   4,726,210    4,803,606    4,805,140    4,789,082


Item 9 - Changes in and Disagreements With Accountants on
- ---------------------------------------------------------
         Accounting and Financial Disclosures
         ------------------------------------

            Not applicable.


                                    PART III

Item 10 - Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

                                                                                                         Served as Director
                                                                                                         Since Year Listed
Name/Title                          Business Experience                                     Age          Below (1)
- ----------                          -------------------                                     ---          ------------------

George M. Hill                      Mr. Hill has been associated with the                    87                1978
Director,                           Company in an advisory capacity for
Vice President,                     more than 25 years, has been a Vice
Assistant                           President of the Company since 1985
Secretary                           and has been the Assistant Secretary of
                                    the Company since 1990.  He has been
                                    a senior partner in the Phoenix law firm
                                    of Hill & Savoy for over 30 years.  Mr.
                                    Hill is a Director and Secretary of
                                    National Car Rental, Phoenix, Denver
                                    and Colorado Springs, and Director and
                                    Vice President of Precise Metal Products
                                    Co., Phoenix and Salt Lake City.


Louis T. Mastos                     Mr. Mastos has been the President of                     74                1978
Director                            Louis T. Mastos & Associates, Inc.,
                                    a managing  general  agency located in Reno,
                                    Nevada,  since 1971. He is past President of
                                    the American Association of Managing General
                                    Agents. He was the Insurance Commissioner of
                                    the State of Nevada from 1965 to 1971.


William J. Rocke                    Mr. Rocke is the founder of the Company                  71                1975
Director, Chairman of               and has served as an Executive Officer of the
the Board, Chief                    the Company and its predecessor entities since
Executive Officer                   1957.  Mr. Rocke has been in the insurance
                                    adjusting business since 1952.  He has a law
                                    degree from the University of Denver and is a
                                    member of the Colorado Bar Association.
                                    The employment agreement between Mr.
                                    Rocke and the Company provides that Mr.
                                    Rocke will be the Chief Executive Officer
                                    of the Company through June 30, 2000.
                                    Mr. Rocke is the father of James S. Rocke.


Jean E. Ryberg                      Mrs. Ryberg has been employed by the                    63                 1975
                                    Company and its predecessors since 1962.
                                    She has held several positions with the
                                    Company and has been the President of
                                    the Company since 1993. She also manages the
                                    Company's insurance adjusting  operations in
                                    Phoenix,  Arizona.  The employment agreement
                                    between Mrs. Ryberg and the Company provides
                                    that  Mrs.   Ryberg  will  be  an  executive
                                    officer  of the  Company  through  June  30,
                                    2000.


Merlin J. Schumann                  Mr. Schumann has been a certified public                 51                1984
Director                            accountant with the firm of Murray &
                                    Murray, P.C., located in Phoenix,
                                    Arizona, for over 20 years.  Since
                                    December, 1990, Mr. Schumann has also
                                    held the position of General  Securities
                                    Representative with H. D. Vest Investment
                                    Securities, Inc., a stock brokerage and
                                    investment counseling firm located in
                                    Irving, Texas.


William W. Strawther, Jr.           Mr. Strawther was the President and                      69                1978
Director, Vice Chairman             principal shareholder of Continental
of the Board                        American Securities, Inc., located in
                                    Phoenix,  Arizona from 1970 through 1982. He
                                    is a former member of the National  Board of
                                    Governors  of the  National  Association  of
                                    Securities  Dealers,  Inc.  He has  been  an
                                    independent business consultant since 1982.


R. Scott Younker                    Mr. Younker has been a licensee of                       59                1992
Director                            the Company in Prescott, Arizona since 1979.
                                    He  has  been   engaged  in  the   insurance
                                    adjusting business for 32 years.


James S. Rocke                      Mr. Rocke has been employed by the                       27                1993
Director,                           Company since 1982 and currently is
Secretary/Treasurer                 an adjuster in the Company's Phoenix
                                    office.  Mr. Rocke was elected
                                    secretary/treasurer of the Company in
                                    1993.  Mr. Rocke graduated from
                                    Arizona State University in 1991
                                    with a B.S. degree in Finance.  Mr.
                                    Rocke is the son of William J. Rocke.


Patric R. Greer                     Mr. Greer is a certified public                         40                 1994
Director, Controller                accountant and has been with the
                                    Company as the Controller since 1985.
                                    Mr. Greer was appointed a Director of
                                    the Company in October 1994.  Mr.
                                    Greer graduated from Northern Arizona
                                    University with a degree in accounting.
                                    An employment agreement between
                                    Mr. Greer and the Company provides
                                    that Mr. Greer will be Controller of the
                                    Company through June 30, 2000.


(1)  Term will continue through October 13, 1995.

Item 11 - Executive Compensation
- --------------------------------

The following table sets forth certain information concerning the compensation paid by the Company during its year ended June 30, 1994 to each executive officer whose aggregate compensation exceeded $100,000.


                                               Annual Compensation
                            ----------------------------------------------------
         a                     b      c          d          e           i
- ---------------------------  ----  ---------- -------- ------------ ------------
                                                       Other Annual  All Other
                                                       Compensation Compensation
Name and Principal Position  Year  Salary ($) Bonus ($)    ($) (2)    ($) (3)
- --------------------------------------------------------------------------------

William J. Rocke, CEO,       1995   206,636    50,000        --        23,670
Chairman, Director           1994   196,796    50,000        --        32,250
                             1993   187,425    46,210        --        33,750

Jean E. Ryberg,              1995   145,861    50,000        --        29,168
President, Director          1994   138,915    50,000        --        32,250
                             1993   132,300    46,210        --        33,064

(1) Columns f, g and h have been omitted as there has been no long term compensation awarded to, earned by or paid to any of the named executives in any fiscal year covered by these columns.

(2) No perquisites were received by any person named above greater than the lesser of $50,000 or 10% of salary plus bonus.

(3) "All Other Compensation" includes (i) directors fees of $3,000 in fiscal 1995, $2,250 in fiscal 1994 and $3,750 in fiscal 1993 for both Mr. Rocke and Mrs. Ryberg; (ii) profit sharing contributions of $20,670 for the year ended June 30, 1995 and $30,000 each year for the years ended June 30, 1994 and 1993 for Mr. Rocke and $26,168, $30,000 and $29,314 for Mrs. Ryberg for the years ended June 30, 1995, 1994 and 1993, respectively.

Option/SAR Exercises and Holdings
- ---------------------------------

The following table is a summary of all Company stock options granted to the Named Executives during 1995. Individual grants are listed separately for each Named Executive. In addition, this table shows the potential gain that could be realized if the fair market value of the Company's common shares were to appreciate at either a 5% or 10% annual rate over the period of the option term (5 years for Mr. Rocke and 10 years of Mrs. Ryberg).


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                        Individual Grants
                        ---------------------------------------------
                                        % of Total                                               Potential Realizable
                                       Options/SARs                                                    Value at
                         Number of       Granted                                             Assumed Annual Rates of Stock
                        Securities        to All           Exercise                       Price Appreciation for Options Term
                        Underlying       Employees          or Base        Expiration     -----------------------------------
      Name             Options/SARs    in fiscal 1995     Price ($/SH)         Date           5%                      10%
- -------------------    ------------   ---------------     ------------     ------------   ----------               ----------

William J. Rocke          21,718           25.00            $2.75           1/20/00       16,501                    36,462

Jean E. Ryberg            21,718           25.00            $2.50           1/20/05       34,146                    86,532


The following table shows Company stock options that were exercised during fiscal 1995 and the number of shares and value of grants outstanding as of June 30, 1995 for each Named Executive.


 AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1995 AND YEAR-END OPTION/SAR VALUES


                                                                  Number of Securities           Value of Unexercised,
                                                                 Underlying Unexercised       In-The-Money Options/SARs
                                Shares                          Options/SARs at 6/30/95 (#)         at 6/30/95 ($)
                               Acquired          Value          ---------------------------  ----------------------------
          Name              on Exercise (#)    Realized ($)     Exercisable  Unexercisable  Exercisable     Unexercisable
- -----------------------    ----------------  ----------------------------------------------------------------------------

William J. Rocke                  --               --             26,936        21,718          --             --

Jean E. Ryberg                    --               --             29,629        21,718          --             4,072

(a) stock ofunexercised, in-the-money Company options based on a fair market value of the Company's common $2.6875 per share as of June 30, 1995.

Directors Compensation
- ----------------------

     Each director, including employees of the Company, are paid $750 per Board meeting attended. During fiscal 1995, each director, except for Mr. Greer, received $3,000 for attendance at Board meetings. Mr. Greer was appointed to the Board of Directors on October 9, 1994 and received $2,250 for attendance at Board meetings during fiscal 1995.

Employment Agreements
- ---------------------

     The Company has entered into employment agreements with Mr. Rocke and Mrs. Ryberg, each for five-year terms, effective July 1, 1995 and expiring June 30, 2000.

     Mr. Rocke's agreement provides for an annual salary of $225,000 with annual cost of living increases based upon the U.S. Department of Labor's cost of living index, plus a bonus of three percent (3%) of the Company's income before taxes and bonuses and 5% of the increase in the Company's income before taxes and bonuses from the prior year.

     Mrs. Ryberg's agreement provides for an annual salary of $160,000 with annual cost of living increases based upon the U.S. Department of Labor's cost of living index, plus a bonus of three percent (3%) of the Company's income before taxes and bonuses and 5% of the increase in the Company's income before taxes and bonuses from the prior year.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

Name and Address                               Amount of Beneficial Ownership
- ---------------------------                    ------------------------------
                                                Common Stock $.01 Par Value
                                               ------------------------------
                                               Number of Shares (1)  Percent (2)
                                               --------------------  -----------

William W. Strawther, Jr. and
 Marjorie A. Strawther,
 his wife (3)                                      442,138              9.52%
7108 North 15th Street
Phoenix, Arizona  85020

William J. Rocke and Garnet Rocke, his wife (4)    440,550              9.44%
P. O. Box 7641
Phoenix, Arizona  85011

George M. Hill (5)                                 173,390              3.74%

Jean E. Ryberg (6)                                 138,871              2.97%

Louis T. Mastos and Eva B. Mastos, his wife (7)    208,703              4.50%

Merlin J. Schumann and Donna L. Schumann,
 his wife                                           20,114                *

James S. Rocke (8)                                 440,086              9.42%

R. Scott Younker and Sandra L. Younker, his wife    93,469              2.01%

Patric R. Greer and Nancy S. Greer, his wife (9)    44,599                *

All officers and directors as a group
     (nine persons) (10)                         1,711,920             36.00%
- -----------------------------------------
*Less than 1%

(1) The number of shares shown in the table, including the notes thereto, have been rounded to the nearest whole share. Includes, when applicable, shares owned of record by such person's minor children and spouse and by other related individuals and entitiies over whose shares of Common Stock such person has custody, voting control or power of disposition. Also includes shares of Common Stock that the identified person had the right to acquire within 60 days of August 1, 1995 by the exercise of stock options.

(2) The percentages shown include the shares of Common Stock which the person will have the right to acquire within 60 days of August 1, 1995. In calculating the percentage of ownership, all shares of Common Stock which the identified person will have the right to acquire within 60 days of August 1, 1995 upon the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

(3) Held as trustees under Trust Agreement, dated June 7, 1989, establishing the William W. Strawther, Jr. and Marjorie A. Strawther Living Trust, of which Mr. and Mrs. Strawther are beneficiaries. Excludes an aggregate of 200,000 shares beneficially owned by Mr. and Mrs. Strawther's son, in which shares Mr. and Mrs. Strawther disclaim any beneficial interest.

(4) Includes 290,000 shares held by Old Frontier Investment, Inc., of Arizona, of which Mr. Rocke holds 51% of the outstanding stock. Includes 26,936 shares subject to a currently exercisable stock option at $3.7125 per share.

(5) Excludes 50,000 shares held by Nell S. Hill, Mr. Hill's wife, and 112,243 shares held by Mr. Hill's children and grandchildren, in which shares he disclaims any beneficial interest.

(6) Includes 29,629 shares subject to a currently exercisable stock option at $3.375 per share.

(7) Includes 180,180 shares which are held in a trust under an agreement dated February 10, 1981, in which Mr. and Mrs. Mastos hold equal beneficial interests, and 25,523 shares which are held by the Louis T. Mastos & Associates, Profit Sharing Plan, of which he is a trustee and the majority beneficial owner.

(8) Includes 290,000 shares held by Old Frontier Investment, Inc. of Arizona of which Mr. Rocke holds 49% of the outstanding stock. Includes 26,936 shares subject to a currently exercisable stock option at $3.7125 per share.

(9) Includes 29,629 shares subject to a currently exercisable stock option at $3.375 per share.

(10) Excludes all duplicate reporting of holdings.

To the best of knowledge of the Company, no person or groups of persons, other than officers and directors, beneficially own more than five percent of the Frontier Adjusters of America, Inc. Common Stock (based upon present records of the transfer agent).

Based solely on a review of the copies of such forms received by the Company during the fiscal year ended June 30, 1995, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year, except that (i) each of William J. Rocke, Jean E. Ryberg, James S. Rocke and Patric R. Greer filed late reports on Form 5 covering one grant of stock options to each person pursuant to the Company's 1987 Incentive Stock Option Plan and (ii) R. Scott Younker filed late one report on Form 5 covering one transaction.

Item 13 - Certain Relationships and Related Transactions
- --------------------------------------------------------

      Old Frontier Investment, Inc. of Arizona, of which William J. Rocke and Garnet Rocke, his wife, are owners of 51% of the issued and outstanding stock of said corporation and James S. Rocke owns the remaining 49%, has entered into a license agreement with the Company pursuant to which it operates, under standard terms and conditions, an insurance adjusting business located in Scottsdale, Arizona, and is paid a 5% royalty on gross revenues derived from services provided by others in certain other Arizona towns. The Company paid that corporation $20,255 during fiscal year 1995 in connection with such 5% royalty agreement.

      George M. Hill, Vice President and Director of the Company, is a senior partner in the law firm which acts as General Counsel to the Company. During the fiscal year 1995, the Company paid such firm $88,544 for services rendered and disbursements. Such fees will continue to accrue, pursuant to a retainer agreement, at the rate of $6,650 per month effective September 1, 1995.

      The Company paid its Vice Chairman, William W. Strawther, Jr., $20,000 during fiscal year 1995 for business and financial consulting services.

      The Company believes that the cost to the Company for all of the foregoing were and are competitive with charges for similar services and facilities available from third parties.


                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
- -------------------------------------------------------------------------

(a) (1) Financial Statements

        The following Financial Statements are included in Part II, Item 8:

             Report of Independent Certified Public Accountants

             Consolidated Balance Sheets - June 30, 1995 and 1994

             Consolidated Statements of Income for the Years Ended June 30, 1995, 1994 and 1993

             Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1995, 1994 and 1993

             Consolidated Statements of Cash Flows for the Years Ended June 30, 1995, 1994 and 1993

             Notes to Consolidated Financial Statements - June 30, 1995, 1994 and 1993

(a) (2) Financial Statement Schedules

        Schedule
        Number

             I Marketable Securities and Other Security Investments June 30, 1995 and 1994

             V Property and Equipment for the Years Ended June 30, 1995, 1994 and 1993

             VI Accumulated Depreciation and Amortization of Property and Equipment for the Years Ended June 30, 1995, 1994 and 1993

             X Supplementary Income Statement Information for the Years Ended June 30, 1995, 1994 and 1993

                   Schedules I through XIV not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a) (3)  Exhibits filed with this report.


                                  EXHIBIT LIST



Exhibit No.                        Description of Exhibit
- -----------                        ----------------------

    3(a)                           Articles   of   Incorporation   of   Frontier
                                   Adjusters of America, Inc.*

    3(b)                           By-Laws of  Frontier  Adjusters  of  America,
                                   Inc.**

   10(a)                           Frontier Adjusters of America, Inc. Incentive
                                   Stock Option Plan*

   10(b)                           Profit Sharing Plan, as amended

   10(c) Employment Agreement, dated August 10, 1995 between the Registrant and William J. Rocke

   10(d) Employment Agreement, dated August 10, 1995 between the Registrant and Jean E. Ryberg

   10(e)                           Incentive  Stock Option Plan,  dated  October
                                   10, 1987*

   10(f)                           Form  of  Franchise   Agreement  between  the
                                   Registrant and franchisees*

   10(g)                           Form  of  License   Agreement   between   the
                                   Registrant and licensees*

   10(h) Agreement, dated June 1, 1990, between the Registrant and Scottsdale Insurance Company*

   10(i)                           Form of Software Purchase Agreement and Order
                                   Form*

   10(j) Software Products License Agreements between the Registrant and MAI Systems, Inc. (formerly, MAI Basic Four, Inc.), each dated September 29, 1989*

   21                              List of Subsidiaries of Frontier Adjusters of
                                   America, Inc.

   24                              Consent of McGladrey & Pullen


    *Incorporated by reference to the Registrant's Form S-2 filed July 9, 1991

   **Incorporated  by reference to the Registrant's Form 10-K for the year ended
     June 30, 1993

(b) The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year June 30, 1995


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      FRONTIER ADJUSTERS OF AMERICA, INC.


/s/ William J. Rocke                         /s/ Jean E. Ryberg
- -----------------------------------          -----------------------------------
William J. Rocke (Chief Executive            Jean E. Ryberg, (President)
Officer, Chairman of the Board,
Principal Financial Officer)

 August 21, 1995                                 August 21, 1995
- -----------------------------------          -----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:


/s/ George M. Hill                               August 21, 1995
- -----------------------------------          -----------------------------------
George M. Hill, Director


/s/ James S. Rocke                               August 21, 1995
- -----------------------------------          -----------------------------------
James S. Rocke, Secretary/
Treasurer, Director


/s/ William J. Rocke                             August 21, 1995
- -----------------------------------          -----------------------------------
William J. Rocke, Director


/s/ Jean E. Ryberg                               August 21, 1995
- -----------------------------------          -----------------------------------
Jean E. Ryberg, Director


/s/ Merlin J. Schumann                           August 21, 1995
- -----------------------------------          -----------------------------------
Merlin J. Schumann, Director



- -----------------------------------          -----------------------------------
William W. Strawther, Jr., Director



- -----------------------------------          -----------------------------------
Lou Mastos, Director



- -----------------------------------          -----------------------------------
R. Scott Younker, Director


/s/ Patric R. Greer                              August 21, 1995
- -----------------------------------          -----------------------------------
Patric R. Greer, Controller

              FRONTIER ADJUSTERS OF AMERICA, INC. AND SUBSIDIARIES

                                   SCHEDULE I

              MARKETABLE SECURITIES AND OTHER SECURITY INVESTMENTS

                                For Years Ended
                             June 30, 1995 and 1994




                                                                                                            Amount at
                                                  Number of                                                   Which
                                                   Units -                                                   Carried
                                                  Principal                             Market             on Balance
Description                                         Amount               Cost           Value (1)             Sheet
- ----------------------------------------------------------------------------------------------------------------------

1995
- ----
U.S. Treasury Bill 10-26-95                      $1,000,000         $  970,975         $ 981,197           $  981,197

WRT Energy Corporation
 9% Convertible Preferred Stock                       3,000             75,006            63,000               63,000

Fidelity Equity-Income II Fund                      687.554             14,095            14,726               14,726

Janus Fund                                          646.522             13,560            14,444               14,444

Brandywine Fund, Inc.                             1,022.949             26,714            32,364               32,364

T. Rowe Price New Asia                            5,200.204             54,992            48,742               48,742

Warburg Pincus - International
 Equity Fund                                      2,538.977             51,765            46,988               46,988

Harbor Fund - International Growth                4,699.248             50,364            54,166               54,166
                                                                   -----------       -----------          -----------

       Total Short-Term Investments                                 $1,257,471        $1,255,627           $1,255,627
                                                                    ==========        ==========           ==========

Salt River Project Agricultural
 Improvement & Power District
 01/01/19  7.25%                                $    50,000        $    50,000       $    55,579          $    50,000

City of Chandler, Arizona - General
 Obligation Bond 07/01/05  6.75%                $    25,000             24,604            27,319               24,604

Pima County IDA Tucson S-A
 04/01/06  6.875%                               $    25,000             24,844            25,745               24,844

Salt River Project Agricultural
 Improvement & Power District
 01/01/25  5.0%                                 $    50,000             46,249            41,434               46,249

Salt River Project Agricultural
 Improvement & Power District
 01/01/19  5.25%                                 $  100,000             96,102            91,164               96,102

Salt River Project Agricultural
 Improvement & Power District
 01/01/19  6.25%                                 $  100,000            100,680            99,462              100,680

Salt River Project Agricultural
 Improvement & Power District
 01/01/19  5.75%                                 $  100,000            100,002            98,703              100,002

Salt River Project Agricultural
 Improvement & Power District
 01/01/25  5.5%                                  $   50,000             50,003            46,013               50,003

Salt River Project Agricultural
 Improvement & Power District
 01/01/28  5.5%                                  $  100,000             99,525            91,791              99,525

Salt River Project Agricultural
 Improvement & Power District
 01/01/31  6.00%                                 $  100,000         $   99,377        $   99,854          $    99,377

Salt River Project Agricultural
 Improvement & Power District
 01/01/20  5.75%                                     40,000             35,532            37,654               35,532
                                                -----------        -----------       -----------          -----------
                                                                       726,918           714,718              726,918

Citi-Central Plains Partnership II,
 a California Limited Partnership                         5             86,450            37,171               37,172
                                                                   -----------       -----------          -----------

       Total Long-Term Investments                                  $  813,368        $  751,889           $  764,090
                                                                    ==========        ==========           ==========

(1) Market value of the Citi-Central Plains Partnership II is at its estimated fair value as determined by the Company's Board of Directors in good faith.

1994
- ----

U. S. Treasury Bill 07-14-94                     $1,000,000         $  989,914        $  998,449           $  998,449

WRT Energy Corporation
 9% Convertible Preferred Stock                       3,000             75,006            71,625               75,006

Fidelity Equity-Income II Fund                      687.554             13,143            12,720               13,143

Janus Fund                                          646.522             13,305            12,064               13,305

Brandywine Fund, Inc.                             1,022.949             25,228            23,978               25,228

T. Rowe Price New Asia                            5,200.204             50,000            46,438               50,000

Warburg Pincus - International
 Equity Fund                                      2,538.977             50,092            49,155               50,092

Harbor Fund - International Growth                4,699.248             50,000            47,509               50,000
                                                                   -----------       -----------          -----------

       Total Short-Term Investments                                 $1,266,688        $1,261,938           $1,275,223
                                                                    ==========        ==========           ==========

Salt River Project Agricultural
 Improvement & Power District
 01/01/19  7.25%                                $    50,000        $    50,000       $    55,005           $   50,000
City of Chandler, Arizona General
 Obligation Bond  07/01/05  6.75%               $    25,000             24,496            27,017               24,496

Pima County IDA Tucson S-A
 04/01/06  6.875%                               $    25,000             24,811            25,489               24,811

Salt River Project Agricultural
 Improvement & Power District
 01/01/25  5.0%                                 $    50,000             46,125            39,958               46,125

Salt River Project Agricultural
 Improvement & Power District
 01/01/19  5.25%                                 $  100,000         $   95,943        $   84,444           $   95,943

Salt River Project Agricultural
 Improvement & Power District
 01/01/19  6.25%                                 $  100,000            100,709            96,759              100,709

Salt River Project Agricultural
 Improvement & Power District
 01/01/19  5.75%                                 $  100,000            100,002            90,601              100,002

Salt River Project Agricultural
 Improvement & Power District
 01/01/25  5.5%                                  $   50,000             50,003            42,122               50,003

Salt River Project Agricultural
 Improvement & Power District
 01/01/28  5.5%                                  $  100,000             99,510            86,267              99,510

Salt River Project Agricultural
 Improvement & Power District
 01/01/31  6.00%                                 $  100,000             99,329            93,046               99,329
                                                                   -----------       -----------          -----------

Citi-Central Plains Partnership II,
 a California Limited Partnership                         5             86,450            51,296               51,296
                                                                   -----------       -----------          -----------
       Total Long-Term Investments                                  $  777,378        $  692,004           $  742,224
                                                                    ==========        ==========           ==========


(1) Market value of the Citi-Central Plains Partnership II is at its estimated fair value as determined by the Company's Board of Directors in good faith.



              FRONTIER ADJUSTERS OF AMERICA, INC. AND SUBSIDIARIES

                                   SCHEDULE V

                             PROPERTY AND EQUIPMENT

                                For Years Ended
                          June 30, 1995, 1994 and 1993



                                                                       Balance
                             Beginning      Additions     Retirement    at End
Classification               of Period     at Costs (1)    or Sales   or Period
- --------------             -----------     ------------   ----------  ----------

1995
- ----
Computer                   $   282,726   $    18,829      $ (1,175)  $   300,380
Furniture and Fixtures         237,795        14,638          (500)      251,933
Building and Improvements    1,121,926         5,926          --       1,127,933
Land (2)                       500,143          --            --         500,143
Automobiles                     66,335        88,802       (66,335)       88,802
                           -----------   -----------      --------   -----------
                           $ 2,208,925   $   128,195      $ 68,010   $ 2,269,110
                           ===========   ===========      ========   ===========


1994
- ----

Computer                   $   303,831   $     5,280      $(26,385)  $   282,726
Furniture and Fixtures         236,670         1,125          --         237,795
Building and Improvements    1,118,291         5,678        (2,043)    1,121,926
Land (2)                       500,143          --            --         500,143
Automobiles                     66,335          --            --          66,335
                           -----------   -----------      --------   -----------
                           $ 2,225,270   $    12,083      $(28,428)  $ 2,208,925
                           ===========   ===========      ========   ===========


1993
- ----

Computer                   $   304,159   $     3,533      $ (3,861)  $   303,831
Furniture and Fixtures         236,445         4,818        (4,593)      236,670
Building and Improvements    1,095,861        25,456        (3,026)    1,118,291
Land                           500,143          --            --         500,143
Automobiles                     66,335          --            --          66,335
                           -----------   -----------      --------   -----------
                           $ 2,202,943   $    33,807      $(11,480)  $ 2,225,270
                           ===========   ===========      ========   ===========


(1) Additions in 1994, 1993 and 1992 represent the purchase of computer equipment, furniture and fixtures, automobiles, and building improvements.

              FRONTIER ADJUSTERS OF AMERICA, INC. AND SUBSIDIARIES

                                  SCHEDULE VI

                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                             PROPERTY AND EQUIPMENT

                                For Years Ended
                          June 30, 1995, 1994 and 1993


                                              Additions
                                 Balance at  Charged to                 Balance
                                  Beginning   Costs and   Retirements   at End
Classification                   of Period   Expenses (1)   or Sales   or Period
- --------------                  ----------- ------------ ------------ ----------
1995
- ----

Computer                        $  268,375  $   13,013   $   (1,176)  $  280,212
Furniture and Fixtures             199,754      14,973         (500)     214,227
Building and Improvements          235,972      39,354         --        275,326
Automobiles                         44,223      20,328      (49,751)      14,800
                                ----------  ----------   ----------   ----------
                                $  748,234  $   87,668   $  (51,427)  $  784,565
                                ==========  ==========   ==========   ==========


1994
- ----

Computer                        $  275,218  $   19,468   $  (26,311)  $  268,375
Furniture and Fixtures             177,534      22,220         --        199,754
Building and Improvements          195,652      42,362       (2,042)     235,972
Automobiles                         27,639      16,584         --         44,223
                                ----------  ----------   ----------   ----------
                                $  676,043  $  100,634   $  (28,353)  $  748,324
                                ==========  ==========   ==========   ==========


1993
- ----

Computer                        $  253,165  $   22,928   $     (875)  $  275,218
Furniture and Fixtures             149,579      31,319       (3,364)     177,534
Building and Improvements          153,153      45,526       (3,027)     195,652
Automobiles                         11,055      16,584         --         27,639
                                ----------  ----------   ----------   ----------
                                $  566,952  $  116,357   $   (7,266)  $  676,043
                                ==========  ==========   ==========   ==========



                                                   1995        1994      1993(1)
                                                --------    --------    --------
Depreciation per above                          $ 87,668    $100,634    $116,357
Amortization of intangible assets                 48,760      13,311       6,943
                                                --------    --------    --------

Total depreciation and amortization
charged to expense                              $136,428    $113,945    $123,300
                                                ========    ========    ========


(2) Depreciation is computed using straight-line and accelerated methods over estimated useful lives, which range from 3 to 10 years for all assets except the building. The building is depreciated using the straight-line method over 30 years.

              FRONTIER ADJUSTERS OF AMERICA, INC. AND SUBSIDIARIES

                                   SCHEDULE X

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                For Years Ended
                          June 30, 1995, 1994 and 1993






                                                                Charged to Costs
       Item                                                       and Expenses
       ------------------------                                 ----------------
       5.  Advertising Costs

               1995                                                 $360,878

               1994                                                 $384,868

               1993                                                 $428,761