Form 10-Q
period 1995-09-30
FRONTIER ADJUSTERS OF AMERICA INC
filed 1995-10-31
CIK 735349

CONFORMED

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1995

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period _______________________ to _________________________

Commission File Number    1-12902
                          -------


                      FRONTIER ADJUSTERS OF AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Arizona                                     86-0477573
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                    45 East Monterey Way, Phoenix, AZ 85012
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (602) 264-1061
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                                         Yes   X      No
                                                             -----       -----


Number of shares of Common Stock outstanding on October 26, 1995      4,609,658
                                                                      ---------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                      FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                             September 30, 1995    June 30, 1995
                                             ------------------    -------------
                                                 (unaudited)             (*)
                                  ASSETS
                                  ------

CURRENT ASSETS
   Cash and cash equivalents                       $   491,509      $   358,960
   Investments                                       1,268,557        1,255,627
   Receivables                                       1,307,084        1,632,406
   Prepaid expenses                                    224,630          258,165
   Other                                               152,634          115,334
                                                   -----------      -----------
        TOTAL CURRENT ASSETS                         3,444,414        3,620,492
                                                   -----------      -----------

PROPERTY AND EQUIPMENT                               2,292,694        2,269,110
   Less accumulated depreciation
    and amortization                                   805,869          784,565
                                                   -----------      -----------
                                                     1,486,825        1,484,545
                                                   -----------      -----------

OTHER ASSETS
   Cost of subsidiary in excess
    of net tangible assets acquired                     213,817         213,817
   Less accumulated amortization                        172,774         172,196
                                                    -----------     -----------
                                                         41,043          41,621
   Receivables (Long term)                              308,000         302,000
   Investments (Long term)                              764,251         764,090
   Other                                                452,087         384,302
                                                    -----------     -----------
                                                      1,565,381       1,492,013
                                                    -----------     -----------
        TOTAL ASSETS                                $ 6,496,620     $ 6,597,050
                                                    ===========     ===========


                                  LIABILITIES

CURRENT LIABILITIES
   Accounts payable                                $     25,271    $     12,669
   Accrued expenses                                     304,709         362,693
   Franchisee/licensee
    remittance payable                                  112,696         221,620
   Current Portion Long Term Liability                   23,370          22,951
   Other                                                 87,320          53,811
                                                   ------------    ------------
        TOTAL CURRENT LIABILITIES                       553,366         673,744
                                                   ------------    ------------

LONG TERM LIABILITY                                      78,653          84,655
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
   Common stock                                          47,820          47,820
   Additional paid in capital                         2,148,470       2,148,470
   Treasury stock                                      (510,686)       (414,869)
   Cumulative translation adjustments                    12,803          14,642
   Retained earnings                                  4,166,194       4,042,588
                                                   ------------    ------------
                                                      5,864,601       5,838,651
                                                   ------------    ------------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $  6,496,620    $  6,597,050
                                                   ============    ============

Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed statements.

                      FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                 Three Months Ended September 30, 1995 and 1994




                                                           1995          1994
                                                           ----          ----

REVENUES
   Continuing licensee and franchisee fees             $1,246,895     $1,156,811
   Adjusting and other fees                               161,771        113,974
                                                       ----------     ----------
                                                        1,408,666      1,270,785
                                                       ----------     ----------

COST AND EXPENSES
   Compensation and fringe benefits                       468,369        398,980
   Office                                                 109,945         81,628
   Advertising and promotion                               73,817         49,861
   Depreciation and amortization                           43,491         28,158
   Provision for doubtful accounts                         35,000         35,000
   Other                                                  240,894        276,994
                                                       ----------     ----------
                                                          971,516        870,621
                                                       ----------     ----------
   INCOME FROM OPERATIONS                                 437,150        400,164
                                                       ----------     ----------

OTHER INCOME (EXPENSE)
   Interest income                                         31,513         28,040
   Other (Net)                                              3,126         12,279
                                                       ----------     ----------
   TOTAL OTHER INCOME (EXPENSE)                            34,639         40,319
                                                       ----------     ----------
   INCOME BEFORE INCOME TAXES                             471,789        440,483

INCOME TAXES                                              185,751        172,953
                                                       ----------     ----------
   NET INCOME                                          $ 286,038      $  267,530
                                                       ==========     ==========


Weighted Average Shares outstanding                     4,637,943      4,690,898
                                                       ==========     ==========

NET INCOME PER COMMON SHARE                            $      .06     $      .06
                                                       ==========     ==========


The accompanying notes are an integral part of these condensed statements.

                      FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                 Three Months Ended September 30, 1995 and 1994

                                                        1995             1994
                                                        ----             ----

NET INCOME                                          $  286,038       $  267,530
                                                    ----------       ----------
Adjustments to reconcile net
income to net cash provided by operating
 activities:
   Depreciation and amortization                        43,491           28,158
   Allowance for doubtful accounts                      36,222           35,052
Change in assets and liabilities:
(Increase) decrease in:
   Receivables                                         284,664           38,807
   Prepaid expenses                                     33,535           25,624
   Other                                               (52,229)            (874)
Increase (decrease) in:
   Accounts payable                                     12,602          (22,478)
   Accrued expenses                                    (57,984)         114,746
   Franchisee and licensee remittance
     payable                                          (108,924)        (617,822)
   Other                                                33,509              156
                                                    ----------       ----------
Total adjustments                                      224,886         (398,631)
                                                    ----------       ----------
NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                                            510,924         (131,101)
                                                    ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   License Acquisition                                 (61,000)         (25,000)
   Capital expenditures                                (23,584)          (9,074)
   Proceeds from sales of investments                       --        1,000,000
   Payments on License acquisition                      (5,583)          (2,149)
   Advances to licensees and franchisees              (908,318)        (829,578)
   Collections of advances to licensees
     and franchisees                                   878,359          848,926
                                                    ----------       ----------
   NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                             (120,126)         983,125
                                                    ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                                     (162,432)        (129,000)
   Common stock repurchased                            (95,817)              --
                                                    ----------       ----------
   NET CASH PROVIDED BY(USED IN)
    FINANCING ACTIVITIES                              (258,249)        (129,000)
                                                    ----------       ----------

NET INCREASE (DECREASE) IN CASH                        132,549          723,024
   Cash at beginning of the period                     358,960          804,780
                                                    ----------       ----------
   Cash at the end of the period                    $  491,509       $1,527,804
                                                    ==========      ===========

Supplemental disclosures of Cash Flow
  information
Cash paid during the period
   Income taxes                                     $   68,257       $   24,161
   Interest                                         $    1,917       $      351

The accompanying notes are an integral part of these condensed statements.

                      FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


(1) Basis of Presentation
    ---------------------

    The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations for the interim periods.

    The results of operations for the three month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

(2) Supplemental Cash Flow Information
    ----------------------------------

    On August 1, 1995, the Company reacquired its Tucson, Arizona licensee. The purchase price was $139,807 gross or $116,081 net of the imputed interest. The purchase price was paid as follows:

           Purchase price                                          $116,081
           Outstanding purchase loan
            (Net of imputed interest of $22,926)                    (57,626)
           Outstanding advance to licensee                          (22,455)
                                                                   --------
           Net cash                                                $ 36,000
                                                                   ========




Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

The Company has historically financed its growth and on-going operations with cash generated from operations. In the quarter ended September 30, 1995, the Company's operations generated $511,000 in cash.

Compared to the last fiscal year, the most significant item affecting cash used by the Company's operations is the $109,000 reduction in franchisee and licensee remittance payable. The Company, pursuant to agreements with its licensees and franchisees, acts as a collection agent for all of its licensees. The Company remits to its licensees the collections, less the on-going license fee and any amounts due the Company, i.e., loans, errors and omissions insurance premium. The date of the week that the Company's fiscal period ends, therefore, can have a significant effect on the amount that is due to licensees and franchisees. The Company's financial statements as of September 30, 1995 and June 30, 1995, reflect collections for one day of $113,000 and $222,000 respectively.

In July 1993 the Company's Board of Directors authorized the purchase of shares of the Company's common stock. In September 1995 the Company acquired 31,240 shares of the Company's common stock at a cost of $ 95,817. The purchases completed the repurchase plan resulting in total purchases of 122,352 shares. The repurchases were instituted by the Board of Directors as they believed that at the current price level the Company's common stock was an excellent investment.

The Company's Board of Directors in July 1995, approved an increase in the Company's annual dividend rate from 12 cents per share to 14 cents per share effective with the 3.5 cents per share cash dividend paid on September 8, 1995. The increase reflects the Board's policy that shareholders participate in the Company's growth.

Through its capital investment program, the Company replaces obsolete or outdated equipment and invests in new equipment to maintain or increase the productivity of the Company and its employees. The Company anticipates investing $100,000 to $200,000 in fiscal 1996 pursuant to its capital investment program.

Management believes that the Company will be able to fund all of its cash requirements (i.e. current operations, capital asset acquisition and the payment of dividends) from its current available cash as well as funds generated by its operations.

The Company's ratio of current assets to current liabilities was 6.23 to 1 as of September 30, 1995 and 5.37 to 1 as of June 30, 1995.


Results of Operations - Quarter Ended September 30, 1995 to 1994
----------------------------------------------------------------

Revenues
--------

The Company's revenues increased 11% or $138,000 to $1,409,000 in the current quarter from $1,271,000 in the same period of the prior fiscal year. The increase is a combined $48,000 increase in adjusting and other fees and a $90,000 increase in continuing licensee and franchisee fees.

The increase of $48,000 in adjusting and other fees of Company owned offices from $114,000 in the quarter ended September 30, 1994 to $162,000 in the quarter ended September 30, 1995 representing a 42% increase. The increase reflects an increase in the demand for the Company's services as well as $29,000 in revenues as a result of the acquisition on August 1, 1995 of the operations of the Company's former Tucson licensee.

The Company's revenues from continuing licensee and franchisee fees increased 11% or $138,000 from $1,271,000 in the quarter ended September 30, 1994 to $1,400,000 in the quarter ended September 30, 1995. This increase reflects the fact that the Company's licensees and franchisees are benefiting from an increase in claims as insurance companies and self-insureds use them due to an increase in volume of claims. Also, to a greater degree, the effect of new licensees and franchisees and rate increases as a result of inflation.

The Company's revenues are affected by numerous matters including the work loads of other companies and claims presented by their clients. The Company, therefore, is unable to project its future revenues. The Company has, however, seen growth in licensee and franchisee fees paid and management believes that the Company will continue to realize growth in continuing licensing and franchising fees in the future as it adds qualified licensees and franchisees. Additionally, the Company will continue to reflect revenue from the recently purchased Tucson operation.

Compensation and Fringe Benefits
--------------------------------

Compensation and fringe benefits represent approximately 48% of the Company's costs and expenses and represent the largest single item of expense. These expenses increased 17% or $69,000 from $399,000 in the three months ended September 30, 1994 to $468,000 in the current quarter. This increase is the result of the Company hiring additional employees to staff the recently acquired Tucson location and to handle the increased work load in the corporate office and for cost of living and merit raises given to employees.

Expenses Other Than Compensation and Fringe Benefits
----------------------------------------------------

The Company's expenses other than compensation and fringe benefits increased $32,000 during the three months ended September 30, 1994 as compared to the same quarter of the prior fiscal year. The principal items affecting these expenses are a $65,000 decrease in legal expenses primarily related to the Company's litigation in California, a $24,000 increase in advertising and promotion, and a $28,000 increase in office expenses primarily related to integration of the Tucson office.

The balance of the Company's costs and expenses have not significantly changed from the same period of the prior year.

Income Taxes
------------

The Company's income taxes were 39% of its income before taxes, or approximately the same as they were in the prior fiscal year. Changes made in the tax laws by various states and by the federal government have not had a material affect on the Company's overall tax rates, however, this could change at any time.

Other Income
------------

The Company's other income decreased $5,000 or 13% from $40,000 in the quarter ended September 30, 1994 to $35,000 in the current quarter. The most significant decrease in other income was the decline in the sales of computer software to the Company's licensees.

Net Income
----------

The Company's net income for the quarter ended September 30, 1995, increased $18,000 or 7% from $268,000 in the quarter ended September 30, 1994 to $286,000 in the current quarter. The most significant items affecting net income were the $138,000 increase in revenues, the $69,000 increase in compensation and fringe benefits and the $32,000 increase in other expenses.

Results of Operations - Quarter Ended September 30, 1994 Compared to 1993
-------------------------------------------------------------------------

Revenues
--------

The Company's revenues increased 10% or $115,000 to $1,271,000 in the quarter ended September 30, 1994 from $1,156,000 in the same period of the prior fiscal year. The increase is a combined $17,000 increase in adjusting and other fees and a $98,000 increase in continuing licensee and franchisee fees.

The increase of $17,000 in adjusting and other fees of the Company owned offices from $96,000 to $114,000 in the comparable period of the prior year represents a 19% increase. The increase reflects an increase in the demand for claims services by the Company's clients.

The Company's revenues from continuing licensee and franchisee fees increased 9% or $98,000 from $1,059,000 in the three months ended September 30, 1993 to $1,157,000 in the three months ended September 30, 1994. This increase reflects the facts that the Company's licensees and franchisees are benefiting from an increase in claim services as insurance companies and self-insureds use Frontier Adjusters' licensees and franchisees for increased volumes of claims, as well as the increase in the number of licensees and franchisees that were established in the preceding fiscal year.

The Company's revenues are affected by the number of new licensees and franchisees, inflation, and client companies' staff work loads as more corporations become self-insured and are outsourcing to meet their needs for claims management services. The client companies' staff work loads are affected by, among other things, natural disasters which can create intense short term demands for claims services

Compensation and Fringe Benefits
--------------------------------

Compensation and employee benefits represent approximately 46% of the Company's costs and expenses and are its largest expense item. These expenses increased 6% or $24,000 in the quarter ended September 30, 1994 from $375,000 in the prior fiscal year to $399,000. The increase is principally the result of increased adjusters' compensation which is a function of the increase in revenues of Company owned adjusting operations.

Expenses Other Than Compensation and Fringe Benefits
----------------------------------------------------

The Company's expenses other than compensation and employee benefits increased $134,000 in quarter ended September 30, 1994. The two principal items other than compensation and employee benefits are a reduction in expenses because of the elimination of the subsidy of the London, England franchisee effective July 1, 1994 and an increase in legal expense of $154,000 due primarily to the lawsuit in California described below. The elimination of the subsidy of the London franchisee resulted in a $57,000 reduction in costs and expenses.

The balance of the Company's costs and expenses other than compensation and employee benefits have not significantly changed from the same period of the prior fiscal year.

Income Taxes
------------

The Company's income taxes were 39% of its income before taxes, or approximately the same as they were the prior fiscal year.

Other Income
------------

The Company's other income increased $10,000 from $31,000 to $41,000 for the quarter ended September 30, 1994. Of this increase $6,000 was due to earnings from additional funds that the Company invested as well as an increase in the overall interest rates.

Net Income
----------

The Company's net income for the quarter ended September 30, 1994, decreased from $278,000 in the quarter ended September 30, 1993 to $268,000 a decrease of $10,000 or 4%. The most significant items which affected net income are the $134,000 increase in revenues and the $154,000 increase in legal fees related to a dispute over the terms of a license agreement and related to trademark infringement issues.


PART II:  OTHER INFORMATION

Item 1 - Legal Proceedings

A Declaratory Action was filed in May 1994 against the Company in the Superior Court of Los Angeles, California, regarding the interpretation of certain sections of the Company's license agreement with the plaintiff, a licensee. In June 1994, the Company removed the case to U.S. District Court and raised certain counterclaims for violation of the Company's license agreement. The Company terminated the licensee's agreement effective January 1, 1995. Subsequent to the termination, the plaintiff amended his complaint to include wrongful termination. On May 1, 1995, the U.S. District Court granted the Company's motion for Summary Judgement regarding all outstanding claims by the plaintiff. On June 19, 1995, the Court granted the Company's Summary Judgement motion regarding its claims against the former licensee including $204,144 in unpaid licensee fees and approximately $24,000 for court costs. The Company from time to time in its normal course of business is named as a defendant in lawsuits. The Company does not believe that it is subject to any lawsuits or litigation or threatened lawsuits or litigation that will have a material adverse affect on the Company or its business.

Item 4 - Submission of Matters to a Vote of Security Holders

On October 13, 1995, the Company held its annual shareholders meeting.

The Company's Board of Directors were reelected with 4,239,567 shares being cast and 800 shares abstaining and 3,000 shares being cast against all the Directors. The Directors elected and the numbers of votes each received are as follows:

     William J. Rocke                                           4,240,267
     Louis T. Mastos                                            4,236,410
     Jean E. Ryberg                                             4,240,910
     George M. Hill                                             4,230,141
     Scott R. Younker                                           4,236,410
     William W. Strawther, Jr.                                  4,236,410
     Merlin J. Schumann                                         4,228,535
     James S. Rocke                                             4,236,410
     Patric R. Greer                                            4,236,410

The Company's shareholders ratified the appointment of McGladrey & Pullen, Certified Public Accountants, as the auditors of the Company for the Company's fiscal year ending June 30, 1996. A total of 4,239,567 affirmative votes were cast; 4,455 against and 4,025 abstaining.

Response to items one through five not listed above are omitted since these items are either inapplicable or the response thereto would be negative.







                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FRONTIER ADJUSTERS OF AMERICA, INC.



Date: October 30, 1995   /s/ William J. Rocke
      ----------------   --------------------------------------------
                             William J. Rocke, Executive Officer Director, /Chairman of the Board, Principal Financial Officer


Date: October 30, 1995   /s/ Jean E. Ryberg
      ----------------   --------------------------------------------
                             Jean E. Ryberg, President, Director