Form 10-Q
period 1995-12-31
FRONTIER ADJUSTERS OF AMERICA INC
filed 1996-02-08
CIK 735349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1995

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period _______________________ to _________________________

Commission File Number    1-12902

--------------------------------------------------------------------------------

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

                                                    Yes   X        No



Number of shares of Common Stock outstanding on February 2, 1996      4,609,658
                                                                     ----------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                            December 31, 1995   June 30, 1995
                                            -----------------   -------------
                                             (unaudited)             (*)
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $ 369,235          $ 358,960
   Investments                                 1,237,599          1,255,627
   Receivables                                 1,531,603          1,632,406
   Prepaid expenses                              191,473            258,165
   Other                                         139,784            115,334
                                              ----------         ----------
        TOTAL CURRENT ASSETS                   3,469,694          3,620,492
                                              ----------         ----------

PROPERTY AND EQUIPMENT                         2,296,174          2,269,110
   Less accumulated depreciation and
   amortization                                  827,807            784,565
                                              ----------         ----------
                                               1,468,367          1,484,545
                                              ----------         ----------
OTHER ASSETS
   Cost of subsidiary in excess of net
   tangible assets acquired                      213,817            213,817
   Less accumulated amortization                 173,352            172,196
                                              ----------         ----------
                                                  40,465             41,621
   Receivables (Long term)                       308,000            302,000
   Investments (Long term)                       764,411            764,090
   Other                                         427,314            384,302
                                              ----------         ----------
                                               1,540,190          1,492,013
                                              ----------         ----------
        TOTAL ASSETS                          $6,478,251         $6,597,050
                                              ==========         ==========

                                   LIABILITIES

CURRENT LIABILITIES
   Accounts payable                           $   95,914         $   12,669
   Accrued expenses                              207,157            362,693
   Franchisee/licensee remittance payable         73,230            221,620
   Current portion long term liability            23,796             22,951
   Other                                          69,154             53,811
                                              ----------         ----------
        TOTAL CURRENT LIABILITIES                469,251            673,744
                                              ----------         ----------

LONG TERM LIABILITY                               72,542             84,655
                                              ----------         ----------

STOCKHOLDERS' EQUITY
   Common stock                                   47,820             47,820
   Additional paid in capital                  2,148,470          2,148,470
   Treasury stock                               (510,686)          (414,869)
   Other                                         (25,599)            14,642
   Retained earnings                           4,276,453          4,042,588
                                              ----------         ----------
                                               5,936,458          5,838,651
                                              ----------         ----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $6,478,251         $6,597,050
                                              ==========         ==========

*Condensed from audited financial statements.
 The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                   Six Months Ended                      Three Months Ended
                                                   December 31,                          December 31,
                                                   -----------------------               ------------
                                                    1995                1994              1995                1994
                                                   -----               -----             -----               -----

REVENUES
   Continuing licensee and
    franchisee fees                          $   2,442,228     $  2,314,690     $ 1,195,333          $ 1,157,879
   Adjusting fees                                  318,768          213,451         156,997               99,477
                                                 ---------       ----------       ---------           ----------
                                                 2,760,996        2,528,141       1,352,330            1,257,356
                                                 ---------       ----------       ---------           ----------


COST AND EXPENSES
   Compensation and employee benefits              948,640         799,959          480,271              400,979
   Office                                          204,830         144,309           94,885               62,681
   Advertising and promotion                       185,936          94,324          112,119               44,463
   Depreciation and amortization                    88,557          60,085           45,066               31,927
   Provision for doubtful accounts                  70,000          80,000           35,000               45,000
   Other                                           430,314         533,341          189,420              256,347
                                                 ---------       ---------        ---------           ----------
                                                 1,928,277       1,712,018          956,761              841,397
                                                 ---------       ---------        ---------           ----------
INCOME FROM OPERATIONS                             832,719         816,123          395,569              415,959
                                                 ---------       ---------        ---------           ----------

OTHER INCOME (EXPENSE)
   Interest income                                  70,123          63,041           38,610               35,001
   Other (Net)                                      16,298          43,555           13,172               31,276
                                                 ---------       ---------        --------            ---------
   TOTAL OTHER INCOME (EXPENSE)                     86,421         106,596           51,782               66,277
                                                 ---------       ---------        ---------            ---------
   INCOME BEFORE INCOME TAXES                      919,140         922,719          447,351              482,236


INCOME TAXES                                       361,507         362,242          175,756              189,289
                                                 ---------       ---------        ---------            ---------
   NET INCOME                                    $ 557,633       $ 560,477       $  271,595           $  292,947
                                                 =========       =========        =========            =========

Weighted Average Shares
 outstanding                                    4,623,800        4,684,105        4,609,658            4,677,311
                                               ==========       ==========      ===========           ==========

NET INCOME PER COMMON SHARE                  $        .12      $       .12      $       .06          $       .06
                                             ============      ===========      ===========          ===========

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                   Six Months Ended December 31, 1995 and 1994

                                                             1995         1994
                                                            ------       ------

NET INCOME                                               $ 557,633    $ 560,477
                                                          --------     --------
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                            88,557       60,085
   (Gain) on disposition of property and
   equipment                                                (1,667)     (19,416)
   Allowance for doubtful accounts                          16,144       80,140
Change in assets and liabilities:
(Increase) decrease in:
   Receivables                                             276,260        3,136
   Prepaid expenses                                         66,692       33,837
   Other                                                   (63,187)     (11,109)
Increase (decrease) in:
   Accounts payable                                         83,245      (38,093)
   Accrued expenses                                       (155,536)      80,877
   Franchisee and licensee remittance payable             (148,390)    (618,951)
   Other                                                    15,343      (42,844)
                                                          --------     --------
Total adjustments                                          177,461     (472,338)
                                                          --------     --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           735,094       88,139
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                    (27,064)     (68,481)
   Investments purchased                                  (986,675)  (1,031,946)
   Proceeds from sales of investments                    1,000,000     1,000,000
   License acquisition                                     (64,000)     (25,000)
   Payments on License acquisition                         (11,268)      (7,437)
   Advances to licensees and franchisees                (1,949,046)  (1,578,767)
   Collections of advances to licensees
   and franchisees                                       1,732,821    1,645,308
                                                        ----------   ----------
   NET CASH PROVIDED (USED IN) BY INVESTING ACTIVITIES    (305,232)     (66,323)
                                                        ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                                         (323,770)    (258,000)
   Common stock repurchased                                (95,817)    (136,377)
                                                          ---------   ----------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (419,587)    (394,377)
                                                         ----------   ----------

NET INCREASE (DECREASE) IN CASH                             10,275      372,561
   Cash at beginning of the period                         358,960      804,780
                                                         ---------    ---------
   Cash at the end of the period                         $ 369,235    $ 432,219
                                                         =========    =========
Supplemental disclosures of Cash Flow information
Cash paid during the period
   Income taxes                                          $ 455,788    $ 351,188
   Interest                                              $   3,741    $   2,563

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

    The results of operations for the six month period ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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
                                                           ========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Company has historically financed its growth and on going operations with cash generated from operations. In the six months ended December 31, 1995, the Company's operations generated $735,000 in cash.

In July 1993 the Company's Board of Directors authorized the purchase of shares of the Company's common stock. In September 1995 the Company acquired 31,240 shares of the Company's common stock at a cost of $ 95,817. This purchase completed the repurchase plan resulting in total purchases of 122,352 shares. The repurchases were instituted by the Board of Directors as they believed that at the current price level the Company's common stock was an excellent investment.

The Company's Board of Directors in July 1995, approved an increase in the Company's annual dividend rate from 12 cents per share to 14 cents per share effective with the 3.5 cents per share cash dividend paid on September 8, 1995.

Through its capital investment program, the Company replaces obsolete or outdated equipment and invests in new equipment to maintain or increase the productivity of the Company and its employees. The Company anticipates investing $100,000 to $200,000 in fiscal 1996 for computers and software pursuant to its capital investment program.

Management believes that the Company will be able to fund all of its cash requirements (i.e. current operations, capital asset acquisition and the payment of dividends) from its current available cash, as well as funds generated by its operations.

The Company's ratio of current assets to current liabilities was 7.39 to 1 as of December 31, 1995 and 5.37 to 1 as of June 30, 1995. The ratio of current assets to current liabilities was most significantly affected by the fact that the Company's accrued liabilities at June 30, 1995 consisted mostly of accrued income taxes and accrued profit sharing expense which were paid early in the current fiscal year. This effect on the ratio of current assets to current liabilities is the result of timing and not the Company's underlying financial performance.

Results of Operations - Six Months Ended December 31, 1995 Compared to Six Months Ended December 31, 1994

Revenues

The Company's revenues increased 9% or $233,000 to $2,761,000 in the current six months from $2,528,000 in the same period of the prior fiscal year. The increase represents a $105,000 increase in adjusting and other fees and a $128,000 increase in continuing licensee and franchisee fees.

The increase of $105,000 in adjusting and other fees of Company owned offices from $214,000 in the six months ended December 31, 1994 to $319,000 in the six months ended December 31, 1995 representing a 49% increase. The increase reflects an increase in the demand for the Company's services as well as $63,000 in revenues as a result of the acquisition of the operations of the Company's former Tucson licensee on August 1, 1995.

The Company's revenues from continuing licensee and franchisee fees increased 6% or $128,000 from $2,314,000 in the six months ended December 31, 1994 to $2,442,000 in the six months ended December 31, 1995. A significant factor affecting the Company's revenue from continuing licensee and franchisee fees is the termination of one of the Company's licensees in California in January 1995. During the six months ended December 31, 1994 this licensee contributed $98,000 to the revenues of the Company.

The Company has granted nine new licenses during the current quarter within the territory of its prior licensee and received $4,200 in continuing licensee and franchisee fees from the new licensees. The Company anticipates growth in these revenues. The increase also reflects the fact that the Company's licensees and franchisees are benefiting from an increase in claims as insurance companies and self-insureds use them due to an increase in volume of claims and, to a greater degree, the indicated increase reflects the effect of new licensees and franchisees and rate increases as a result of inflation.

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

Compensation and Fringe Benefits

Compensation and fringe benefits represent approximately 49% of the Company's costs and expenses and represent the largest single item of expense. Since 1992 the compensation has ranged from 44% to 57% of the Company's cost and expenses. These expenses increased 19% or $149,000 from $800,000 in the six months ended December 31, 1994 to $949,000 in the six months ended December 31, 1995. This increase is the result of the Company hiring additional employees to staff the recently acquired Tucson location ($50,000) and to handle the increased work load in the corporate office ($35,000) and for cost of living and merit raises given to employees ($64,000).

Expenses Other Than Compensation and Fringe Benefits

The Company's expenses other than compensation and fringe benefits increased $68,000 during the six months ended December 31, 1995 as compared to the same period of the prior fiscal year. The principal items affecting these expenses are a $153,000 decrease in legal expenses primarily related to the Company's litigation in California, a $92,000 increase in advertising and promotion, and a $61,000 increase in office expenses primarily related to integration of the Tucson office.

The most significant item in the $92,000 increase in advertising and promotion was $60,000 relative to listings in a publication directed at the claims industry. This expense was historically paid in the fourth quarter of the Company's fiscal year. However, due to changes at the publisher's this expense was incurred in the second quarter of the current fiscal year rather than in the fourth quarter of the fiscal year ended June 30, 1995.

The balance of the Company's costs and expenses have not significantly changed from the same period of the prior year.

Income Taxes

The Company's income taxes for the six months ended December 31, 1995 were 39% of its income before taxes, or approximately the same as they were for the six months ended December 31, 1994. Changes made in the tax laws by various states and by the federal government have not had a material effect on the Company's overall tax rates; however, this could change at any time.

Other Income

The Company's other income decreased $20,000 from $106,000 in the six months ended December 31, 1994 to $86,000 in the six months ended December 31, 1995. The most significant decreases in other income were the decline in the sales of computer software to the Company's licensees of $5,000 and a $19,000 decrease in gain on disposition of fixed assets from the prior year.

Net Income

The Company's net income for the six months ended December 31, 1995, decreased $2,000 from $560,000 in the period ended December 31, 1994 to $558,000 in the current period. The most significant items affecting net income were the $233,000 increase in revenues, the $149,000 increase in compensation and fringe benefits and the $68,000 increase in other expenses.

Results of Operations - Three Months Ended December 31, 1995 Compared to Three Months Ended December 31, 1994

Revenues

The Company's revenues increased 8% or $95,000 to $1,352,000 in the quarter ended December 31, 1995 from $1,257,000 in the same period of the prior fiscal year. The increase represents a $58,000 increase in adjusting and other fees and a $37,000 increase in continuing licensee and franchisee fees.

The increase of $58,000 in adjusting and other fees of the Company owned offices from $99,000 to $157,000 in the comparable period of the prior year represents a 59% increase. The increase reflects an increase in the demand for claims services by the Company's clients as well as $37,000 in revenues as a result of the acquisition of the operations of the Company's former Tucson license on August 1, 1995.

The Company's revenues from continuing licensee and franchisee fees increased 3% or $37,000 from $1,158,000 in the three months ended December 31, 1994 to $1,195,000 in the three months ended December 31, 1995. A significant factor affecting the Company's revenue from continuing licensee and franchisee fees is the termination of one of the Company's licensees in California in January 1995. During the three months ended December 31, 1994 this licensee contributed $48,000 to the revenues of the Company.

The Company granted nine new licenses during the current quarter within the territory of its prior licensee and received $4,200 in continuing licensee and franchisee fees from the new licensees. The Company anticipates growth in these revenues. The increase also reflects the facts that the Company's licensees and franchisees are benefiting from an increase in claim services as insurance companies and self-insureds use the Frontier Adjuster's licensees and franchisees for increased volumes of claims, as well as the increase in the number of licensees and franchisees that were established in the preceding fiscal year.

The Company's revenues are affected by the number of new licensees and franchisees and client companies' staff work loads as more corporations become self-insured and are outsourcing to meet their needs for claims management services. The client companies' staff work loads are affected by, among other things, natural disasters which can create intense short term demands for claims services.

Compensation and Fringe Benefits

Compensation and employee benefits represent approximately 50% of the Company's costs and expenses and are its largest expense item. These expenses increased 20% or $79,000 in the quarter ended December 31, 1995 from $401,000 in the three months ended December 31, 1994 to $480,000. The increase is principally the result of additional employees to staff the recently acquired Tucson location and to handle the increased work load in the corporate office.

Expenses Other Than Compensation and Fringe Benefits

The Company's expenses other than compensation and employee benefits increased $36,000 in quarter ended December 31, 1995. The principal items affecting these expenses are an $88,000 decrease in legal expense primarily related to the Company's litigation in California, a $68,000 increase in advertising and promotion, and a $33,000 increase in office expense primarily related to integration of the Tucson office.

The most significant item in the $68,000 increase in advertising and promotion was $60,000 relative to listings in a publication directed at the claims industry. This expense was historically paid in the fourth quarter of the Company's fiscal year. However, due to changes in the publisher's billing and printing practice this expense was incurred in the second quarter of the current fiscal year rather than in the fourth quarter of the fiscal year ended June 30, 1995.

The balance of the Company's costs and expenses other than compensation and employee benefits have not significantly changed from the same period of the prior fiscal year.

Income Taxes

The Company's income taxes for the three months ended December 31, 1995 were 39% of its income before taxes, or approximately the same as they were for the three months ended December 31, 1994.

Other Income

The Company's other income decreased $14,000 from $66,000 in the three months ended December 31, 1994 to $52,000 in the three months ended December 31, 1995. The most significant decrease in other income reflects a $19,000 gain from trading in automobiles in the second quarter of the prior year.

Net Income

The Company's net income for the quarter ended December 31, 1995, decreased from $293,000 in the three months ended December 31, 1994 to $272,000 in the three months ended December 31, 1995, a decrease of $21,000 or 7%. The most significant items which affected net income are the $95,000 increase in revenues, the $79,000 increase in compensation and fringe benefits and the $36,000 increase in other expenses.

PART II:  OTHER INFORMATION

Item 1 - Legal Proceedings

A Declaratory Action was filed in May 1994 against the Company in the Superior Court of Los Angeles, California, regarding the interpretation of certain sections of the Company's license agreement with the plaintiff, a licensee. In June 1994, the Company removed the case to U.S. District Court and raised certain counterclaims for violation of the Company's license agreement. The Company terminated the licensee's agreement effective January 1, 1995. Subsequent to the termination, the plaintiff amended his complaint to include wrongful termination. On May 1, 1995, the U.S. District Court granted the Company's motion for Summary Judgment regarding all outstanding claims by the plaintiff. On June 19, 1995, the Court granted the Company's Summary Judgment motion regarding its claims against the former licensee including $204,144 in unpaid licensee fees and approximately $24,000 for court costs. The Company from time to time in its normal course of business is named as a defendant in lawsuits. The Company does not believe that it is subject to any lawsuits or litigation or threatened lawsuits or litigation that will have a material adverse effect on the Company or its business.

Response to items one through five not listed above are omitted since these items are either inapplicable or the response thereto would be negative.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FRONTIER ADJUSTERS OF AMERICA, INC.



Date:   2/8/96         /s/     William J. Rocke
                       --------------------------------------------------------
                       William J. Rocke, Chief Executive Officer/Chairman of the
                       Board, Director, Principal Financial Officer


Date:   2/8/96         /s/      Jean E. Ryberg
                       ---------------------------------------------------------
                       Jean E. Ryberg, President, Director