Form 10-Q
period 1996-03-31
FRONTIER ADJUSTERS OF AMERICA INC
filed 1996-04-25
CIK 735349

CONFORMED

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period _______________________ to _________________________

Commission File Number    1-12902
                      ---------------

                       FRONTIER ADJUSTERS OF AMERICA, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Arizona                                     86-0477573
- -------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                     45 East Monterey Way, Phoenix, AZ 85012
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (602) 264-1061
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                                     Yes   X        No
                                                        -----         -----


Number of shares of Common Stock outstanding on April 22, 1996         4,609,658
                                                                      ----------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
- -----------------------------

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                  March 31, 1996    June 30, 1995
                                                                  --------------    -------------
                                                                    (unaudited)          (*)
                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash and cash equivalents                                        $  809,266        $ 358,960
   Investments                                                       1,244,252        1,255,627
   Receivables                                                       1,375,512        1,632,406
   Prepaid expenses                                                    201,866          258,165
   Other                                                               131,534          115,334
                                                                    ----------       ----------
        TOTAL CURRENT ASSETS                                         3,762,430        3,620,492
                                                                    ----------       ----------

PROPERTY AND EQUIPMENT                                               2,360,643        2,269,110
   Less accumulated depreciation and amortization                      852,870          784,565
                                                                    ----------       ----------
                                                                     1,507,773        1,484,545
                                                                    ----------       ----------

OTHER ASSETS
   Cost of subsidiary in excess of net tangible assets acquired        213,817          213,817
   Less accumulated amortization                                       173,930          172,196
                                                                    ----------       ----------
                                                                        39,887           41,621
   Receivables (Long term)                                             333,000          302,000
   Investments (Long term)                                             764,570          764,090
   Other                                                               404,827          384,302
                                                                    ----------       ----------
                                                                     1,542,284        1,492,013
                                                                    ----------       ----------
        TOTAL ASSETS                                                $6,812,487       $6,597,050
                                                                    ==========       ==========


                                   LIABILITIES
                                   -----------

CURRENT LIABILITIES
   Accounts payable                                                 $   89,321       $   12,669
   Accrued expenses                                                    327,846          362,693
   Franchisee/licensee remittance payable                              155,335          221,620
   Current portion long term liability                                  24,230           22,951
   Other                                                                88,388           53,811
                                                                    ----------       ----------
        TOTAL CURRENT LIABILITIES                                      685,120          673,744
                                                                    ----------       ----------

LONG TERM LIABILITY                                                     66,319           84,655
                                                                    ----------       ----------

STOCKHOLDERS' EQUITY
   Common stock                                                         47,820           47,820
   Additional paid in capital                                        2,148,470        2,148,470
   Treasury stock                                                     (510,686)        (414,869)
   Other                                                               (18,610)          14,642
   Retained earnings                                                 4,394,054        4,042,588
                                                                    ----------       ----------
                                                                     6,061,048        5,838,651
                                                                    ----------       ----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $6,812,487       $6,597,050
                                                                    ==========       ==========

*Condensed from audited financial statements.
 The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                              Nine Months Ended                     Three Months Ended
                                              March 31,                             March 31,
                                              ------------------------              ------------------------
                                               1996            1995                  1996               1995
                                              -----           -----                 -----              -----

REVENUES
   Continuing licensee and
    franchisee fees                        $3,695,428       $3,426,854           $1,253,200      $1,112,164

   Adjusting fees                             462,202          334,222              143,434         120,771
                                          -----------      -----------          -----------     -----------
                                            4,157,630        3,761,076            1,396,634       1,232,935
                                          -----------      -----------          -----------     -----------


COST AND EXPENSES
   Compensation and fringe benefits         1,457,540        1,212,075              508,900         412,116
   Office                                     286,646          218,931               81,816          74,622
   Advertising and promotion                  320,333          254,129              134,397         159,805
   Depreciation and amortization              136,297           94,904               47,740          34,819
   Provision for doubtful accounts            115,000          110,000               45,000          30,000
   Other                                      588,100          856,244              157,786         322,903
                                          -----------      -----------          -----------     -----------
                                            2,903,916        2,746,283              975,639       1,034,265
                                          -----------      -----------          -----------     -----------
   INCOME FROM OPERATIONS                   1,253,714        1,014,793              420,995         198,670
                                          -----------      -----------          -----------     -----------

OTHER INCOME (EXPENSE)
   Interest income                            105,272           99,812               35,149          36,771
   Other (Net)                                 20,570           51,005                4,272           7,450
                                          -----------      -----------          -----------     -----------
   TOTAL OTHER INCOME (EXPENSE)               125,842          150,817               39,421          44,221
                                          -----------      -----------          -----------     -----------
   INCOME BEFORE INCOME TAXES               1,379,556        1,165,610              460,416         242,891


INCOME TAXES                                  542,982          458,425              181,475          96,183
                                          -----------      -----------          -----------      ----------
   NET INCOME                               $ 836,574        $ 707,185            $ 278,941       $ 146,708
                                          ===========      ===========          ===========      ==========


Weighted Average Shares
 outstanding                                4,619,120        4,669,913            4,609,658        4,640,898
                                          ===========      ===========          ===========      ===========

NET INCOME PER COMMON SHARE               $       .18      $       .15          $       .06      $       .03
                                          ===========      ===========          ===========      ===========

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                    Six Months Ended March 31, 1996 and 1995

                                                                 1996               1995
                                                              ----------         ---------

NET INCOME                                                    $  836,574         $ 707,185
                                                              ----------         ---------
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                136,297             94,904
   (Gain) on disposition of property and equipment               (1,667)           (19,416)
   Allowance for doubtful accounts                              115,000            110,000
Change in assets and liabilities:
(Increase) decrease in:
   Receivables                                                  333,495            (13,591)
   Prepaid expenses                                              56,299             20,223
   Other                                                        (58,833)           (36,974)
Increase (decrease) in:
   Accounts payable                                              59,425             14,005
   Accrued expenses                                             (34,847)           172,273
   Franchisee and licensee remittance payable                   (66,285)          (588,962)
   Other                                                         34,577            (16,238)
                                                             -----------        ----------
Total adjustments                                               573,461           (263,776)
                                                             ----------         ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              1,410,035            443,409
                                                             ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (74,306)          (113,126)
   Investments purchased                                     (1,982,602)        (2,007,931)
   Proceeds from sales of investments                         2,000,000          2,000,000
   License acquisition                                          (64,000)           (92,000)
   Payments on License acquisition                              (17,057)           (12,823)
   Advances to licensees and franchisees                     (2,951,987)        (2,473,766)
   Collections of advances to licensees and franchisees       2,711,148          2,424,469
                                                             ----------         ----------
   NET CASH PROVIDED (USED IN) BY INVESTING ACTIVITIES         (378,804)          (275,177)
                                                           ------------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                                              (485,108)          (397,227)
   Common stock repurchased                                     (95,817)          (136,377)
                                                              ----------        ----------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (580,925)          (533,604)
                                                             ----------         ----------

NET INCREASE (DECREASE) IN CASH                                 450,306           (365,372)
   Cash at beginning of the period                              358,960            804,780
                                                             ----------         ----------
   Cash at the end of the period                              $ 809,266          $ 439,408
                                                              =========          =========

Supplemental disclosures of Cash Flow information
Cash paid during the period
   Income taxes                                               $ 577,767          $ 501,807
   Interest                                                   $   5,457          $   4,707


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

    The results of operations for the nine month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

(2) Supplemental Cash Flow Information
    ----------------------------------

    On August 1, 1995, the Company reacquired its Tucson, Arizona licensee. The purchase price was $139,807 gross or $116,081 net of the imputed interest. The purchase price was paid as follows:

           Purchase price                                         $116,081
           Outstanding loan to licensee
            (Net of imputed interest of $22,926)                   (57,626)
           Outstanding advance to licensee                         (22,455)
                                                                  --------
           Net cash                                               $ 36,000
                                                                  ========

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Financial Condition
    -------------------

    The Company has historically financed its growth and on going operations with cash generated from operations. In the nine months ended March 31, 1996, the Company's operations generated $1,410,000 in cash.

    In July 1993 the Company's Board of Directors authorized the purchase of shares of the Company's common stock. In September 1995 the Company acquired 31,240 shares of the Company's common stock at a cost of $95,817. This completed the repurchase plan with total purchase of 122,352 shares. The repurchases were instituted by the Board of Directors as they believed that the price level of the Company's common stock resulted in an excellent investment.

    The Company's Board of Directors in July 1995, approved an increase in the Company's annual dividend rate from 12 cents per share to 14 cents per share effective with the 3.5 cents per share cash dividend paid on September 8, 1995.

    Through its capital investment program, the Company replaces obsolete or outdated equipment and invests in new equipment to maintain or increase the productivity of the Company and its employees. The Company has invested $92,000 in computers and software in fiscal 1996 and anticipates investing an additional $15,000 to $25,000 in fiscal 1996 for new office equipment pursuant to its capital investment program.

    Management believes that the Company will be able to fund all of its cash requirements (i.e. current operations, capital asset acquisition and the payment of dividends) from its current available cash, as well as funds generated by its operations.

    The Company's ratio of current assets to current liabilities was 5.49 to 1 as of March 31, 1996 and 5.37 to 1 as of June 30, 1995.

Results of Operations - Nine Months Ended March 31, 1996 Compared to Nine Months
- --------------------------------------------------------------------------------
Ended March 31, 1995
- --------------------

Revenues
- --------

The Company's revenues increased 10.5% or $397,000 to $4,158,000 in the current period compared with $3,761,000 in the same period of the prior fiscal year. The increase is composed of a $128,000 increase in adjusting and other fees and a $269,000 increase in continuing licensee and franchisee fees.

The increase of $128,000 in adjusting and other fees reflects an 38% increase to $462,000 in the current period compared to $334,000 in the comparable period of the prior year. The increase reflects an increase in the demand for claims services by the Company's clients as well as $90,000 in revenues as a result of the acquisition of the operations of the Company's former Tucson licensee on August 1, 1995.

The Company's revenues from continuing licensee and franchisee fees increased 8% or $269,000 from $3,427,000 to $3,695,000 in the same period of the prior fiscal year. A significant factor affecting the Company's revenue from continuing licensee and franchisee fees is the termination of one of the Company's licensees in California in January 1995. During the nine months ended March 31, 1995 this licensee contributed $112,000 to the revenues of the Company.

In addition, the Company granted nine new licenses during the quarter ended December 31,1995 within the territory of its prior licensee and received $19,000 in continuing licensee and franchisee fees from the new licensees. The Company anticipates growth in these revenues. The increase also reflects the fact that the Company's licensees and franchisees are benefiting from an increase in claims as insurance companies and self- insureds use them due to an increase in volume of claims and, to a greater degree, the indicated increase reflects the effect of new licensees and franchisees and rate increases as a result of inflation.

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

Compensation and Employee Benefits
- ----------------------------------

Compensation and employee benefits represent approximately 50% of the Company's costs and expenses and are its largest expense item. These expenses increased 20% or $245,000 to $1,458,000 in the current fiscal period from $1,212,000 in the prior fiscal period. This increase is the result of the Company hiring additional employees to staff the recently acquired Tucson location ($68,000) and to handle increased work load in the corporate office ($45,000) and for cost of living and merit raises for employees and incentive bonuses ($132,000).

Expenses Other Than Compensation and Employee Benefits
- ------------------------------------------------------

The Company's expenses other than compensation and employee benefits decreased $88,000 during the nine months ended March 31, 1996 as compared to the same period in 1995. The principal items affecting these expenses are a $334,000 decrease in legal expenses primarily related to the Company's litigation in California, a $66,000 increase in advertising and promotion, and a $68,000 increase in office expenses primarily related to the Tucson office.

The most significant item in the $66,000 increase in advertising and promotion was $60,000 relative to listings in a publication directed at the claims industry. This expense was historically paid in the fourth quarter of the Company's fiscal year. However, due to changes in the publisher's printing and billing cycles this expense was incurred in the second quarter of the current fiscal year rather than in the fourth quarter of the fiscal year ended June 30, 1995.

Results of Operations - Nine Months Ended March 31, 1996 Compared to Nine Months
- --------------------------------------------------------------------------------
Ended March 31, 1995 (continued)
- --------------------------------

Expenses Other Than Compensation and Employee Benefits (continued)
- ------------------------------------------------------------------

The balance of the Company's costs and expenses other than compensation and employee benefits have not significantly changed during the current period as compared to the same period of the prior fiscal year.

Other Income
- ------------

The Company's other income decreased $25,000 from $151,000 for the nine months ended March 31, 1995 to $126,000 for the nine months ended March 31, 1996. The most significant decreases in other income were a $6,000 decrease in the sales of computer software to the Company's licensee and a $18,000 decrease in the gain on the disposition of fixed assets from the prior year.

Income Taxes
- ------------

The Company's income taxes was 39% of its income before taxes, which is approximately the same as in the prior fiscal year. Changes made in the tax laws by various states and by the federal government have not affected the Company's overall tax rates, however, this could change at any time.

Net Income
- ----------

The Company's net income for the nine months ended March 31, 1996, increased from $707,000 in the prior comparable period to $837,000 in the current period an increase of $129,000 or 18%. The most significant items which affected net income are a $396,000 increase in revenues and $334,000 decrease in legal fees related to the litigation in California.

Results of  Operations  - Three  Months  Ended March 31, 1996  Compared to Three
- --------------------------------------------------------------------------------
Months Ended March 31, 1995
- ---------------------------

Revenues
- --------

During the three months ended March 31, 1996, the Company's revenues increased to $1,397,000 from $1,232,000, in the same period of 1995, representing an increase of $164,000 or 13%.

The increase of $23,000 in adjusting and other fees of the Company owned offices from $121,000 to $143,000 in the comparable period of the prior year represents a 19% increase. The increase reflects an increase of $27,000 in revenues as a result of the acquisition of the operations of the Company's former Tucson license on August 1, 1995 as well as a reduction in claims being handled by the Company's Phoenix operations.

The Company's revenues from continuing licensee and franchisee fees increased 13% or $141,000 from $1,112,000 in the three months ended March 31, 1995 to $1,253,000 in the three months ended March 31, 1996. A significant factor affecting the Company's revenue from continuing licensee and franchisee fees is the termination of one of the Company's licensees in California in January 1995. During the three months ended March 31, 1995 this licensee contributed $14,000 to the revenues of the Company which reflects post termination billing of licensed activity.

In addition, the Company granted nine new licenses during the quarter ended December 31, 1995 within the territory of its prior licensee and in the current quarter ended March 31, 1996, received $15,000 in continuing licensee and franchisee fees from the new licensees. The Company anticipates growth in these revenues. The increase also reflects the facts that the Company's licensees and franchisees are benefiting from an increase in claim services as insurance companies and self-insureds use the Company's licensees and franchisees for increased volumes of claims, as well as the increase in the number of licensees and franchisees that were established in the preceding fiscal year.

Results of  Operations  - Three  Months  Ended March 31, 1996  Compared to Three
- --------------------------------------------------------------------------------
Months Ended March 31, 1995 (continued)
- ---------------------------------------

Compensation and Employee Benefits
- ----------------------------------

Compensation and employee benefits represent approximately 50% of the Company's costs and expenses and are its largest expense item. These expenses increased 23% or $97,000 in the quarter ended March 31, 1996 from $412,000 in the three months ended March 31, 1995 to $509,000. The increase is principally the result of additional employees to staff the recently acquired Tucson location and to handle increased work load in the corporate office.

Expenses Other Than Compensation and Employee Benefits
- ------------------------------------------------------

The Company's expenses other than compensation and employee benefits decreased $155,000 in the current fiscal quarter as compared to the same quarter in 1995. The principal items affecting these expenses are an $181,000 decrease in legal expense primarily related to the Company's litigation in California, and a $7,000 increase in office expense primarily related to integration of the Tucson office.

The balance of the Company's costs and expenses other than compensation and employee benefits have not significantly changed during the current period as compared to the same period of the prior fiscal year.

Other Income
- ------------

The Company's other income was substantially unchanged from $39,000 in the current quarter as compared to $44,000 in the same quarter of the prior year.

Income Taxes
- ------------

Income taxes was 39% of the Company's income before taxes for the quarter ended March 31, 1995 which is substantially the same as it was in the prior year. The Company was not affected by any significant changes in the federal or state income tax laws increasing the rates.

Net Income
- ----------

The Company's net income increased from $147,000 to $279,000, a increase of $132,000 or 90% during the three months ended March 31, 1996 as compared to the same period in 1995, primarily due to the increase in licensee and franchisee fees of $141,000, and the $181,000 decrease in legal fees.

PART II:  OTHER INFORMATION

Item 1 - Legal Proceedings

A Declaratory Action was filed in May 1994 against the Company in the Superior Court of Los Angeles, California, regarding the interpretation of certain sections of the Company's license agreement with the plaintiff, a licensee. In June 1994, the Company removed the case to U.S. District Court and raised certain counterclaims for violation of the Company's license agreement. The Company terminated the licensee's agreement effective January 1, 1995. Subsequent to the termination, the plaintiff amended his complaint to include wrongful termination. On May 1, 1995, the U.S. District Court granted the Company's motion for Summary Judgment regarding all outstanding claims by the plaintiff. On June 19, 1995, the Court granted the Company's Summary Judgment motion regarding its claims against the former licensee including $204,144 in unpaid licensee fees and approximately $24,000 for court costs. In July 1995, the plaintiff appealed this judgment. The Company from time to time in its normal course of business is named as a defendant in lawsuits. The Company does not believe that it is subject to any lawsuits or litigation or threatened lawsuits or litigation that will have a material adverse effect on the Company or its business.

Response to items one through five not listed above are omitted since these items are either inapplicable or the response thereto would be negative.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FRONTIER ADJUSTERS OF AMERICA, INC.




Date:    4/24/96             /s/     William J. Rocke
     --------------          ---------------------------------------------------
                             William J. Rocke, Chief Executive Officer/Chairman
                             of the Board, Director, Principal Financial Officer


Date:    4/24/96             /s/      Jean E. Ryberg
     ---------------         ---------------------------------------------------
                             Jean E. Ryberg, President, Director