Form 10-K
period 1996-06-30
FRONTIER ADJUSTERS OF AMERICA INC
filed 1996-08-21
CIK 735349

CONFORMED
                                    ---------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1996

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _____________________

     Commission file number 1-12902

                                ---------------

                       FRONTIER ADJUSTERS OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         ARIZONA                                                86-0477573
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

        45 East Monterey Way                                     85012
           Phoenix, Arizona                                    (Zip Code)
(Address of principal executive offices)

        Registrant's telephone number, including area code (602) 264-1061

                                ---------------

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

                                ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No    .
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $13,570,245 as of August 13, 1996.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of August 13, 1996, was 4,619,658.

                                     PART I
                                     ------

1. Item 1 - Business
- --------------------

The Company
- -----------

Frontier Adjusters of America, Inc., an Arizona corporation (together with its subsidiaries, the "Company"), licenses and franchises independent insurance adjusters (the independent insurance adjusters licensed or franchised by the Company are hereinafter referred to as the "Adjusters") throughout the United States and Canada and provides support services to the Adjusters. The Adjusters are engaged by insurance carriers and self-insured companies to adjust claims made against them by claimants and/or, in the case of insurance carriers, by policyholders. In addition, the Company and certain of the Adjusters offer risk management services to their clients. As of June 30, 1996, the Company had license or franchise agreements ("Agreements") with 411 owner-operator Adjusters operating 417 offices, with 618 advertised locations in 50 states, the District of Columbia and Canada. In addition to licensing and franchising Adjusters, the Company owns and operates independent insurance adjusting and risk management businesses in Arizona.

General
- -------

For its fiscal year ended June 30, 1996, the Company's licensing and franchising activities accounted for approximately 89% of gross revenues, and the Company's Company-owned adjusting and risk management businesses accounted for approximately 11% of gross revenues. For the fiscal years ended June 30, 1995 and June 30, 1994, the Company's licensing and franchising activities accounted for approximately 91% and 92%, respectively, of gross revenues, and the Company's Company-owned adjusting and risk management businesses accounted for approximately 9% and 8%, respectively, of gross revenues. The revenues derived from the Company's operations, as well as the gross billings by Adjusters (upon which the Company's revenues from licensing and franchising activities are based), are set forth in the following table.

                                                           Fiscal Year Ended June 30,
                                           ------------------------------------------------------------
                                                 1994                 1995                 1996
                                           ------------------------------------------------------------
Gross Billings by Adjusters                   $39,710,000          $42,690,000         $46,830,000
 (approximate)
Revenues from Licensing and
 Franchising Activities                         4,205,245            4,783,941           5,044,028
Revenues from Company-owned
 Adjusting and risk management Businesses         385,025              456,884             597,956


For its fiscal year ended June 30, 1996, the Company's licensing and franchising activities accounted for approximately $1,943,000 in income from operations and the Company's Company-owned adjusting and risk management businesses accounted for approximately $5,000 in income from operations. For the fiscal years ended June 30, 1995 and June 30, 1994, the Company's licensing and franchising activities accounted for approximately $1,740,000 and $1,846,000, respectively, in income from operations, the Company's Company-owned adjusting and risk management businesses accounted for approximately $29,000 and $107,000 in losses, respectively, from operations.

Although the Company generally considers its client base broad and well diversified, collections received by adjusters from one insurance company, Scottsdale Insurance Company, represented royalty fees to the Company of 20.8%, 21.8% and 23% of continuing licensee and franchisee fees for the years ended June 30, 1996, 1995 and 1994, respectively. The loss of this client could materially adversely affect the Company's results of operations.

Claims Adjusting

A claims adjuster conducts the business of providing claims adjustment services to insurance companies and to self-insured clients. The major elements of claims adjusting consist of the following:

         1.  Investigation  -  the  development  of  information   necessary  to
             determine the cause and origin of the loss.

- ----------------------------

         2. Evaluation - the determination of the extent and value of damage incurred and the coverage, liability and compensability relating to the parties involved.

         3. Disposition - the resolution of the claim, whether by payment, negotiation and settlement, by denial or by other resolution.

         4. Management - the coordination of all parties involved in the claims process and the supervision of the claims process including risk management related services.

Insurance companies, which represent the major source of revenue to adjusters, customarily manage their own claims management function, and require defined services from the adjusters, such as field investigation and settlement services. Self-insured clients typically require a range of risk management services including claims adjustment, claims management, statistical reporting and loss control, among other services. Insurance companies usually make claims adjusting assignments on a claim by claim basis. Self-insured clients typically retain adjusting firms like the Company and the Adjusters to handle all of their claims such as workers compensation, general liability claims and other claims.

Neither the Company nor any of the Adjusters engages in public adjusting, which consists of representing individual insureds in coverage disputes against insurance companies.

Risk management related services are part of the claims adjusting services provided by the Company and the Adjusters. They consist primarily of providing services to in-house risk managers of self-insureds whose internal resources do not include expertise in claims adjusting or other aspects of claims management. Risk management services, which also are often referred to in the industry as "third party administration" include administering claims, working with self-insurers to decide whether certain claims need external investigation, coordinating the efforts of the field investigation with internal claims review activities, generating necessary statistical reports and paying losses. The insurance companies responsible for the excess coverage of the self-insured clients often play a significant role in the selection and retention of risk management or third party administration and related services.

Licensing and Franchising
- -------------------------

The major part of the Company's revenues are derived under its license and franchise agreements (the "Agreements") with the Adjusters. Pursuant to the terms of the Agreements, an Adjuster is authorized to use, within a designated geographic area, the Company's service mark in providing adjusting and risk management-related services. The Company receives a 10% or 15% royalty fee on all of the Adjusters' collections depending upon the Agreement with the Adjuster. In fiscal 1996, the Company retained 10.6% of the Adjusters' collections as royalty fees from this arrangement. An Adjuster is provided with a computerized central collection and rebilling service and national advertising referral by the Company.

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

Operation of Independent Adjusters
- ----------------------------------

Each Adjuster is required to maintain an office within a designated geographic area defined in his or her Agreement. The Agreements require, among other things, Adjusters to devote at least 80% of their time during any 45 day period to the conduct of the defined business. The Agreements are subject to termination by the Company upon an Adjuster's failure to meet minimum gross billing volumes. The Adjusters retain the right to make independent decisions regarding the management and operation of their businesses, subject to the terms of the license or franchise agreements.

The Company has a national advertising program in major trade journals. The advertising is designed to promote the Company's operations and to generate new accounts for its licensees and franchisees. Adjusters receive claims from both local referrals developed by the Adjusters and from referrals by the Company. The latter referrals are generally obtained through advertising efforts of the Company. In addition, Adjusters are permitted, but not required, to advertise within their designated geographic areas.

Upon providing services to a client, the Adjuster prepares a bill to the client for the Adjuster's services or, sometimes in the case of an appraisal, a flat fee. The form of invoice, which is supplied by the Company, indicates that remittance is to be made directly to the Company's address. Upon receipt of payment from the client, the Company withholds a royalty fee equal to either 10% or 15% of the gross amount of the collection, together with any reimbursements due to the Company for liability and errors and omissions insurance premiums the Company may have paid on behalf of the Adjuster and repayments for any credits, loans or advances the Company may have made to the Adjuster. The Company rebills uncollected invoices monthly for itself and licensees and franchisees. The
Company's arrangements with Adjusters located in Canada differ from the foregoing in that those Adjusters' clients send their remittance to the Company's franchisee in Regina, Saskatchewan, Canada, who then deposits the amount remitted into the Company's bank account.

If a particular geographic area produces claims volume greater than the Adjuster in that area is capable of servicing, the Adjuster may, at the request of the Company, relinquish to a new prospective licensee or franchisee a portion of the designated area covered by his or her Agreement. As a result of these arrangements, the Company redirects to the relinquishing Adjuster 5% of collections derived from services provided by the new Adjuster.

To assist new Adjusters in meeting their business and personal expenses during their initial period as Adjusters, the Company may advance funds to them against future billings. Typically such advances are made semi-monthly and average approximately $1,250. The number of Adjusters to whom semi-monthly advances are being made typically varies between 15 and 30. The Company believes that these arrangements provide new Adjusters assistance in making the transition from being employees of other adjusting firms to becoming the owners of their own businesses and, therefore, aid the Company to attract highly qualified individuals as Adjusters.

In addition to advancing funds to new Adjusters, the Company frequently lends money to Adjusters who have been with the Company for a longer period. These loans may either be loans that are repaid on a weekly basis out of their collections, or advances against accounts receivable. The Company requires that advances against receivables be repaid in full within 45 days.

The Company does not charge interest on any loans or advances made to Adjusters. During the past four fiscal years, the Company has loaned or advanced an average aggregate of $293,000 per month and has received reimbursement of an average of $276,000 per month. At June 30, 1996, the Company had approximately $1,335,000 in outstanding loans or advances. During the past four fiscal years, the Company has written off an average of $129,000 per year due to bad debts related to these arrangements.

License and Franchise Agreements
- --------------------------------

The current forms of license and franchise agreements used by the Company are largely identical except that the form of license agreement refers to the Adjuster as a licensee, and the form of the franchise agreement refers to the Adjuster as a franchisee. The difference between the licensee and franchisee characterizations is primarily historical, dating from the period when the Company's arrangements with Adjusters did not constitute a "franchise" under the United States Federal Trade Commission's rules as they now do. If the arrangement was subject to state franchise laws, the Adjuster was referred to as a franchisee; if not, the Adjuster was referred to as a licensee. The Company currently distinguishes between licensees and franchisees in the same manner.

- --------------------------------------------

The franchise and other laws of certain states limit or prohibit the enforceability of covenants not to compete and require or prohibit other types of provisions contained in franchise agreements. Accordingly, certain of the provisions contained in the Agreement, including, among others, the covenant not to compete, may not be enforceable under certain circumstances.

The forms of Agreement currently in effect between the Company and the Adjusters do not necessarily contain all of the terms in the manner disclosed below. For example, the risk management provisions, the indemnity provisions, certain of the termination provisions and the minimum gross billings provisions discussed below may have been excluded or revised in some of the forms of Agreement currently in effect.

Pursuant to the Agreement, the Adjuster is entitled, and obligated, to use the Frontier service mark in connection with the conduct of the Adjuster's claims adjusting business and risk management-related services. The current form of Agreement provides that the Adjuster may participate in the risk management business. If the Adjuster declines to participate in the risk management business, the Adjuster is required to consent to the handling of such matters in the Adjuster's territory by other Adjusters or by the Company.

The Agreement provides that each Adjuster is an independent contractor. Accordingly, each Adjuster has virtually complete control over all matters involving discretion and judgement in the operation of the Adjuster's business. However, before instituting any legal action against any client, the Adjuster must obtain the Company's consent. In addition, the Company has the discretionary right to investigate, settle and satisfy any billing dispute with any clients of the Adjuster.

The Agreement requires the Adjuster to devote at least 80% of his or her time during any 45 day period to the operation of the business and prohibits the Adjuster from accepting any employment for compensation from any person. The Agreement sets forth a minimum performance standard. The current form of Agreement provides that if at any time after the first three months of the Agreement, the Adjuster's gross billings are less than $4,000 for any three-month period, then either party will have the right to terminate the Agreement.

Pursuant to the Agreement, the Adjuster is required to pay to the Company a royalty fee equal to 10% or 15% of the Adjuster's collections. The Adjuster is required to prepare initial billings to his or her clients and to send a copy of each invoice to the Company. Each invoice states that the payment is to be made to the Company's address. After the Company deducts its royalty fee from the Adjuster's collections, the Company remits the balance to the Adjuster on a weekly basis. The Company's arrangements with Adjusters located in Canada differ from the foregoing in that those Adjusters' clients send their remittances to the Company's franchisee in Regina, Saskatchewan, Canada, who then deposits the amount remitted into Frontier's bank account. In addition to deducting its royalty fee, the Company also deducts from the amounts remitted to the Adjuster the Adjuster's general liability and errors and omissions insurance premiums and the periodic repayment of credits, loans and advances.

If a particular geographic area produces claims volume greater than the Adjuster in the area is capable of servicing, the Adjuster may, at the request of the Company, relinquish a prospective new licensee or franchisee a portion of the designated area covered by his or her Agreement. In such case, the relinquishing Adjuster will receive 5% of collections derived from services provided by the new Adjuster.

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

- --------------------------------------------

The Agreement provides that an Adjuster may not sell or transfer his or her interest in the license or franchise without first receiving the consent of the Company, which consent may not be unreasonably withheld. In addition, the Company has a right of first refusal to purchase the Adjuster's interest in the license or franchise in connection with any intended transfer to a third party.

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

Company-owned Insurance Adjusting Business
- ------------------------------------------

In addition to its operations as a licensor and franchisor, the Company conducts independent insurance adjusting and risk management operations in Arizona.

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

The Company leases 480 square feet of office space in Tucson, Arizona where it conducts its Tucson claims adjusting services. The current lease expires August 20, 1996, however, the Company does not anticipate any difficulty in replacing the lease space under similar terms and conditions.

Item 3 - Legal Proceedings
- --------------------------

A Declaratory Judgment action was filed in May 1994 against the Company in the Superior Court of Los Angeles, California, regarding the interpretation of certain sections of the Company's license agreement with the plaintiff, a licensee. In June 1994, the Company removed the case to the U.S. District Court and raised certain counter claims for violation of the Company's license agreement. The Company terminated the licensee's agreement effective January 1, 1995. Subsequent to the termination, the plaintiff amended his complaint to include wrongful termination of his license agreement. On May 1, 1995, the U.S. District Court granted the Company's motion for Summary Judgment regarding all outstanding claims by the plaintiff. On June 19, 1995, the Court granted the Company's Summary Judgment motion regarding its claims against the former licensee including $204,144 in unpaid license fees and for court costs which amounted to approximately $24,000. In July 1995, the plaintiff appealed this judgment and that appeal is currently pending before the U.S. Court of Appeals for the Ninth Circuit.

In August, 1995, Mark Brockbank and Alan Bird individually and on behalf of certain Underwriters at Lloyd's, London, a client of a former franchisee of the Company, filed a complaint against multiple defendants including the Company in the District Court of Dallas County, Texas. The complaint arises from the alleged embezzlement of over $700,000 by the

- --------------------------------------

former franchisee. The complaint alleges claims against the Company including breach of contract, breach of fiduciary duty, negligence, negligent supervision, negligent misrepresentation and negligent licensing. The complaint seeks unspecified damages from the Company. The Company's insurance carrier is defending the suit. The Company is vigorously contesting the plantiff's allegations as to the Company and believes that its defenses are meritorious. The Company does not believe that the results of this litigation will have a material adverse effect on the Company's results of operations.

From time to time in the normal course of its business, the Company is named as a defendant in lawsuits. The Company does not believe that it is subject to any such lawsuits or litigation or threatened lawsuits or litigation that will have a material adverse effect on the Company or its business.

Item 4 - Submission of Matter to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II
                                     -------

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


                                             Price                 Volume
                                      ------------------           ------
                                      High           Low
                                      ----           ---

Fiscal Year Ended June 30, 1995
 First Quarter                        $3.0625        $2.50         99,800
 Second Quarter                       $3.125         $2.375       125,500
 Third Quarter                        $2.875         $2.375        74,500
 Fourth Quarter                       $3.125         $2.50        108,900


Fiscal Year Ended June 30, 1996
 First Quarter                        $3.125         $2.1875      452,800
 Second Quarter                       $3.00          $2.4375      159,300
 Third Quarter                        $2.9375        $2.75        110,800
 Fourth Quarter                       $3.4375        $2.625       436,600



The following shows per share cash dividends declared for each quarter during the Company's two most recent fiscal years.

                                                                                     Cash Dividends Declared
                                                                                     -----------------------
Fiscal Year Ended June 30, 1995
 First Quarter...........................................................                     $.0275
 Second Quarter..........................................................                     $.0275
 Third Quarter...........................................................                     $.03
 Fourth Quarter..........................................................                     $.03


Fiscal Year Ended June 30, 1996
 First Quarter...........................................................                     $.035
 Second Quarter..........................................................                     $.035
 Third Quarter...........................................................                     $.035
 Fourth Quarter..........................................................                     $.035

As of August 13, 1996, there were 246 shareholders of record (approximately 800 including beneficial owners) of the Company's Common Stock.

Item 6 - Selected Financial Data
- --------------------------------

                                                             Year Ended June 30
                                ---------------------------------------------------------------------------
                                    1992           1993              1994          1995            1996
                                -----------    ------------     ------------    ------------    -----------
Income Statement Data
 Operating Revenues              $4,273,806      $4,487,091       $4,590,270      $5,240,825      5,641,984
 Net Income                         793,437         909,053        1,018,160       1,026,848      1,134,519
 Earnings Per Common Share              .17             .19              .22             .22            .25
 Weighted Average Number of
  Shares Used in Per Share
  Data                            4,617,955       4,780,980        4,730,597       4,662,679      4,620,101
 Cash Dividends Per Share              .075           .0875              .11            .115            .14


Balance Sheet Data
 Working Capital                 $2,281,789      $2,571,073       $2,749,531      $2,946,748     $3,196,562
 Total Assets                     5,268,996       5,981,298        6,491,066       6,597,050      6,875,752
 Long-Term Debt                          --              --               --          84,655         59,983
 Property and Equipment, Net      1,635,991       1,549,227        1,460,601       1,484,545      1,554,401
 Stockholders' Equity             4,621,613       5,250,138        5,487,999       5,838,651      6,230,799
 Book Value Per Share                   .98            1.10             1.17            1.26           1.35
 Retained Earnings                2,627,719       3,053,848        3,552,194       4,042,588      4,526,419
 Total Shares Outstanding         4,711,114       4,782,010        4,690,898       4,640,898      4,619,658

Item 7 - Management's Discussion and Analysis of Financial
- ----------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

FINANCIAL CONDITION

The Company continues to finance its growth from funds generated by its current operations. The Company also used funds it had generated to increase its cash dividends, acquire certain license rights and add new licensees/franchisees.

In fiscal 1996 the Company's continuing operations generated $1,437,174 in cash and this together with $55,547 received on the sale of treasury stock was sufficient for the Company's cash requirements. This cash was used to pay cash dividends of $647,147, acquire 41,240 shares of treasury stock at a cost of $129,438, purchase equipment at a cost of $170,057 and acquire certain rights from two licensees for $114,000.

Effective with its September 10, 1996 dividend, the Company has increased its cash dividend to fifteen cents per share annually from fourteen cents per share. During the fiscal year ended June 30, 1996, the Company paid fourteen cents per share for a total distribution of $647,147. The increase on September 10, 1996, will represent a 7.1% increase in the dividend rate.

The Company anticipates that during fiscal 1997 its operations will generate sufficient cash to fund its operations, dividend payments and equipment acquisitions. The Company projects that its capital expenditures for equipment will be approximately $150,000 to $250,000 in fiscal 1997.

The Company policy is to maintain a solid financial position. This policy has resulted in the Company's ratio of current assets to current liabilities being
6.46 to 1 as of June 30, 1996 compared to 5.37 to 1 as of June 30, 1995.

RESULTS OF OPERATIONS 1996 COMPARED TO 1995

REVENUES

The Company's revenues increased to $5,642,000 from $5,241,000 in fiscal 1995, resulting in a 7.7% increase when compared to the prior fiscal year. The increase consists of a $141,000 increase in adjusting and risk management revenues and a $260,000 increase in continuing licensee and franchisee fees.

The increase of $141,000 in adjusting and risk management fees reflects a 31% increase to $598,000 in the current period compared to $457,000 in the comparable period of the prior year. The increase reflects a $120,000 in revenues as a result of the acquisition of the operations of the Company's former Tucson licensee on August 1, 1995 as well as an increase in the demand of claims services by the Company's clients.

The Company's revenues from continuing licensee and franchisee fees increased 5.4% or $260,000 from $4,784,000 in the prior fiscal year to $5,044,000 in the current fiscal year. A significant factor affecting the Company's revenue from continuing licensee and franchisee fees was the termination of one of the Company's licensees in California in January 1995. During the fiscal year ended June 30, 1995 fees from this licensee contributed $112,000 to the revenues of the Company. During fiscal 1996, the Company granted nine new licenses during fiscal 1996 within the territory of this prior licensee and received $28,000 in continuing licensee and franchisee fees from the new licensees. The Company anticipates growth in these revenues. The increase also reflects the fact that the Company's licensees and franchisees are benefiting from an increase in claims assignments from insurance companies and self-insureds due to a general increase in volume of claims, and, to a greater degree, the indicated increase reflects the effect of new licensees and franchisees and rate increases as a result of inflation.

The Company's revenues are affected by numerous matters including the work loads of other companies and claims presented by their clients. The Company, therefore, is unable to project its future revenues. The Company has, however, experienced growth in licensee and franchisee fees paid, and management believes that the Company will continue to realize growth in continuing licensing and franchising fees in the future as it adds qualified licensees and franchisees. Additionally, the Company will continue to reflect revenue from the recently purchased Tucson operation which the Company intends to operate as a Company owned location.

COMPENSATION AND EMPLOYEE BENEFITS

Compensation and employee benefits represent approximately 50% of the Company's costs and expenses and are its largest expense item. These expenses increased 21% or $340,000 to $1,975,000 in the current fiscal year from $1,635,000 in the prior fiscal year. This increase is the result of the Company hiring additional employees to staff the recently acquired Tucson location ($90,000) and to handle increased work load in the corporate office ($60,000) and for cost of living and merit raises for employees and incentive bonuses ($190,000).

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

The Company's expenses other than compensation and employee benefits decreased $138,000 during the year ended June 30, 1996 as compared to fiscal year 1995. The principal items affecting these expenses are a $443,000 decrease in legal expenses primarily related to the Company's litigation in California, a $98,000 increase in advertising and promotion, and a $90,000 increase in office expenses primarily related to the Tucson office.

The most significant item in the $98,000 increase in advertising and promotion was $60,000 relative to listings in a publication directed at the claims industry. This expense was historically paid in the fourth quarter of the Company's fiscal year. However, due to changes in the publisher's printing and billing cycles this expense was incurred in the second quarter of the current fiscal year rather than in the fourth quarter of the fiscal year ended June 30, 1995.

OTHER INCOME

The Company's other income decreased $22,000 or 13% from fiscal 1995 to fiscal 1996. The most significant items related to this decrease were a $19,000 decrease in gain on disposition of equipment, a $6,900 decrease in the sale of computer equipment, and a decrease of $3,000 in dividends.

INCOME TAXES

Income taxes were 38.9% of the Company's income before taxes for fiscal year 1996 and 1995. The Company's income taxes have not been significantly affected by any changes in the federal or state tax laws. However, the Company could be affected by change in federal or state income tax rates at any time.

NET INCOME

The Company's net income increased $108,000 from $1,027,000 in fiscal 1995 to $1,135,000 in the current fiscal year, an increase of 10.5%.

RESULTS OF OPERATIONS 1995 COMPARED TO 1994

REVENUES

The Company's revenues increased to $5,241,000 from $4,590,000 in fiscal 1994, resulting in a 14.2% increase when compared to the prior fiscal year.

The increase consisted of a $72,000 increase in adjusting and risk management revenues and a $579,000 increase in continuing licensee and franchisee fees. Continuing licensee and franchisee fees increased to $4,784,000 from $4,205,000 an increase of 14% from the prior fiscal year. This increase reflects the fact that the Company continued to benefit from an increase in claims, as insurers and self-insureds use the Company's licensees and franchisees to handle claims, and the increase in Company licensees and franchisees.

The Company-owned offices' revenues increased $71,859 from the prior year. This increase is partially due to an increase in the number of claims being assigned to the offices as a result of a change in staff.

The Company's revenues are affected by many matters such as work loads of other companies and claims presented by their clients. The Company, however, saw growth in the franchisee and licensee's fees paid, the most significant of which are from offices established in the preceding fiscal year. Approximately $374,000 of the $579,000 increase in continuing licensee and franchisee fees in fiscal year 1995 as compared to fiscal 1994 was the result of growth in the number of licensees and franchisees. The balance of the increase or $204,000 is the result of the judgement rendered on June 19, 1995 in the Company's lawsuit in California with a former licensee for unpaid licensee fees.

COMPENSATION AND FRINGE BENEFITS

The most significant of the Company's expenses are those related to the compensation of its employees. The Company's compensation expense increased $110,000 in fiscal 1995 when compared to fiscal 1994. This represents a 7% increase in overall cost due to the inflation and merit raises given to employees and an additional employee hired to handle increased work load in the corporate office.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

The Company's expenses other than compensation and fringe benefits increased $549,000 from fiscal 1994 to fiscal 1995. The most significant items affecting these expenses were a $624,000 increase in legal fees, a $140,000 decrease in expenses related to the Company's London operations and a $50,000 advertising item that was incurred in fiscal 1994 and not incurred in fiscal 1995. The $624,000 increase in legal fees is a result of the lawsuit filed by a now former licensee for which the Company received a Summary Judgement in its favor on June 19, 1995. The $140,000 reduction in expenses related to the London franchise is a result of the expiration of the Company's agreement to subsidize the franchisee effective June 30, 1994. The $50,000 decrease in advertising is principally related to the Company's listings in a publication directed at the claims industry. This expense was historically paid in the fourth quarter of the Company's fiscal year. However, due to changes in the publisher's printing and billing cycles, this expense was not incurred in fiscal 1995, but was incurred in the second quarter of the fiscal year ended June 30, 1996. No other item of expense had a significant affect on the increase in expenses other than compensation and fringe benefits.

OTHER INCOME

The Company's other income increased $67,000 or 62% from fiscal 1994 to fiscal 1995. The most significant items related to this increase were a $36,000 increase in interest income, an $8,000 increase in dividend income related to the Company's investments and a $19,000 gain on the sale of fixed assets. These increases were largely the result of increased interest rates as well as the increase in funds for investment generated by the Company's operations.

INCOME TAXES

Income taxes were 38.9% of the Company's income before taxes for the 1995 fiscal year, an increase from 37.1% in fiscal 1994. The Company's income taxes were not significantly affected by any changes in the federal and state tax laws.

NET INCOME

The Company's net income increased $9,000 from $1,018,000 in fiscal 1994 to $1,027,000 in fiscal 1995, an increase of .9%.

Item 8 - Financial Statements and Supplementary Data
- ----------------------------------------------------

Reference is made to the Consolidated Financial Statements, the Notes thereto and Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Consolidated Financial Statements, Notes and Reports are incorporated herein by reference.

Item 9 - Changes in and Disagreements With Accountants on
- ---------------------------------------------------------
            Accounting and Financial Disclosures
            ------------------------------------

            Not applicable.

                                    PART III
                                    --------

Item 10 - Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

                                                                                                       Served as Director
                                                                                                       Since Year Listed
Name/Title                          Business Experience                                     Age        Below (1)
- ----------                          -------------------                                     ---        ------------------
Patric R. Greer                     Mr. Greer is a certified public                         41                 1994
Director, Controller                accountant and has been with the
                                    Company as the Controller since 1985.
                                    Mr. Greer was appointed a Director of
                                    the Company in October 1994.  Mr.
                                    Greer graduated from Northern Arizona
                                    University with a degree in accounting.
                                    An employment agreement between
                                    Mr. Greer and the Company provides
                                    that Mr. Greer will be Controller of the
                                    Company through June 30, 2000.

George M. Hill                      Mr. Hill has been associated with the                   88                 1978
Director,                           Company in an advisory capacity for
Vice President,                     more than 25 years, has been a Vice
Assistant                           President of the Company since 1985
Secretary                           and has been the Assistant Secretary of
                                    the Company since 1990.  He has been
                                    a senior partner in the Phoenix law firm
                                    of Hill & Savoy for over 30 years.  Mr.
                                    Hill is a Director and Secretary of
                                    National Car Rental, Phoenix, Denver
                                    and Colorado Springs, and Director and
                                    Vice President of Precise Metal Products
                                    Co., Phoenix and Salt Lake City.

Francis J. LaPallo                  Mr. LaPallo joined the Company on June 24,              48                 1996
Director,                           1996.  From 1977 until joining the Company
Executive Vice President            he practiced law in Maryland, the District of
                                    Columbia  and  California.  From 1990  until
                                    joining  the  Company he was a partner  with
                                    the law firm of Manatt, Phelps & Phillips in
                                    Los Angles,  California.  He represented the
                                    Company in various  legal  matters from 1994
                                    until  joining the  Company.  An  employment
                                    agreement   between   the  Company  and  Mr.
                                    LaPallo provides that Mr. LaPallo will be an
                                    executive  officer  of the  Company  through
                                    June 30, 2001.

Louis T. Mastos                     Mr. Mastos has been the President of                    75                 1978
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

- ------------------------------------------------------------------------

                                                                                                       Served as Director
                                                                                                       Since Year Listed
Name/Title                          Business Experience                                     Age        Below (1)
- ----------                          -------------------                                     ---        ------------------
James S. Rocke                      Mr. Rocke has been employed by the                      28                 1993
Director,                           Company since 1982 and currently is
Secretary/Treasurer                 an adjuster in the Company's Phoenix
                                    office.  Mr. Rocke was elected
                                    secretary/treasurer of the Company in
                                    1993.  Mr. Rocke graduated from
                                    Arizona State University in 1991
                                    with a B.S. degree in Finance.  Mr.
                                    Rocke is the son of William J. Rocke.

William J. Rocke                    Mr. Rocke is the founder of the Company                 72                 1975
Director, Chairman of               and has served as an Executive Officer of the
the Board, Chief                    the Company and its predecessor entities since
Executive Officer                   1957.  Mr. Rocke has been in the insurance
                                    adjusting business since 1952.  He has a law
                                    degree from the University of Denver and is a
                                    member of the Colorado Bar Association.
                                    The employment agreement between Mr.
                                    Rocke and the Company provides that Mr.
                                    Rocke will be the Chief Executive Officer
                                    of the Company through June 30, 2000.
                                    Mr. Rocke is the father of James S. Rocke.

Jean E. Ryberg                      Mrs. Ryberg has been employed by the                    64                 1975
Director,                           Company and its predecessors since 1962.
President                           She has  held  several  positions  with  the
                                    Company  and has been the  President  of the
                                    Company  since  1993.  She also  manages the
                                    Company's   insurance   adjusting  and  risk
                                    management  operations in Phoenix,  Arizona.
                                    The employment agreement between Mrs. Ryberg
                                    and the Company  provides  that Mrs.  Ryberg
                                    will be an executive  officer of the Company
                                    through June 30, 2000.

Merlin J. Schumann                  Mr. Schumann has been a certified public                52                 1984
Director                            accountant with the firm of Murray &
                                    Murray, P.C., located in Phoenix,
                                    Arizona, for over 20 years.  Since
                                    December, 1990, Mr. Schumann has also
                                    held the position of General  Securities
                                    Representative with H. D. Vest Investment
                                    Securities, Inc., a stock brokerage and
                                    investment counseling firm located in
                                    Irving, Texas.

William W. Strawther, Jr.           Mr. Strawther was the President and                     70                 1978
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

- ------------------------------------------------------------------------

                                                                                                       Served as Director
                                                                                                       Since Year Listed
Name/Title                          Business Experience                                     Age        Below (1)
- ----------                          -------------------                                     ---        ---------
R. Scott Younker                    Mr. Younker has been a licensee of                      60                 1992
Director                            the Company in Prescott, Arizona since 1979.
                                    He  has  been   engaged  in  the   insurance
                                    adjusting business for 32 years.

(1)  Term will continue through October 11, 1996.

Based solely on a review of the copies of such forms received by the Company during the fiscal year ended June 30, 1996, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

Item 11 - Executive Compensation
- --------------------------------

The following table sets forth certain information concerning the compensation paid by the Company during its year ended June 30, 1996 to each executive officer whose aggregate compensation exceeded $100,000.

                                                          Summary Compensation Table
                                     --------------------------------------------------------------
         a                             b             c                 d                  e                      i
- ---------------------------          ----         ---------         --------         -------------          ------------
                                                                                      Other Annual            All Other
                                                                                      Compensation          Compensation
Name and Principal Position          Year         Salary ($)        Bonus ($)           ($) (2)                ($) (3)
- -------------------------------------------------------------------------------------------------------------------------

William J. Rocke, CEO,               1996          225,000           71,981                 --                 22,719
Chairman, Director                   1995          206,636           50,000                 --                 23,670
                                     1994          196,796           50,000                 --                 32,250

Jean E. Ryberg,                      1996          160,000           71,981                 --                 29,266
President, Director                  1995          145,861           50,000                 --                 29,168
                                     1994          138,915           50,000                 --                 32,250

Patric R. Greer                      1996           90,000           11,224                 --                 17,364
Controller, Director                 1995           68,116           12,703                 --                 14,756
                                     1994           65,075            5,414                 --                 11,205

(1) Columns f, g and h have been omitted as there has been no long term compensation awarded to, earned by or paid to any of the named executives in any fiscal year covered by these columns.

(2) No perquisites were received by any person named above greater than the lesser of $50,000 or 10% of salary plus bonus.

(3) "All Other Compensation" includes (i) directors fees of $2,250, $3,000 and $2,250 for Mr. Rocke in years ended June 30, 1996, 1995 and 1994; $3,000,
     $3,000 and $2,250 for years ended June 30, 1996, 1995 and 1994 for Mrs. Ryberg and $3,000 in fiscal 1996 and $2,250 in fiscal 1995 for Mr. Greer;
     (ii) profit sharing contributions of $20,469, $20,670 and $30,000 for years ended June 30, 1996, 1995 and 1994 for Mr. Rocke; $26,266, $26,168 and
     $30,000 for year ended June 30, 1996, 1995 and 1994 for Mrs. Ryberg; $14,364, $12,506 and $11,205 for Mr. Greer for years ended June 30, 1996,
     1995 and 1994, respectively.

- --------------------------------------------

Option/SAR Exercises and Holdings
- ---------------------------------

During 1996 the Company did not grant any stock options.

The following table shows Company stock options that were exercised during fiscal 1996 and the number of shares and value of grants outstanding as of June 30, 1996 for each Named Executive.

  AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1996 AND YEAR-END OPTION/SAR VALUES

                                                                   Number of Securities        Value of Unexercised,
                                                                  Underlying Unexercised      In-The-Money Options/SARs
                                                                Options/SARs at 6/30/96 (#)      at 6/30/96 ($)(a)
                               Shares                           ---------------------------   ---------------------------
                              Acquired          Value
          Name              on Exercise (#)    Realized ($)     Exercisable  Unexercisable  Exercisable     Unexercisable
- -----------------------    ----------------  ----------------------------------------------------------------------------

William J. Rocke                  --               --             48,654            --          5,430             --

Jean E. Ryberg                    --               --             51,347            --         10,859             --

Patric R. Greer                   --               --             51,346            --         10,859             --

(a) Value of unexercised, in-the-money Company options based on a fair market value of the Company's common stock of $3.00 per share as of June 30, 1996.

Directors Compensation
- ----------------------

     Each director, including employees of the Company, is paid $750 per Board meeting attended. During fiscal 1996, each director, except for Mr. William J. Rocke, received $3,000 for attendance at Board meetings. Mr. William J. Rocke received $2,250 for attendance at Board Meetings.

Employment Agreements
- ---------------------

     The Company has entered into employment agreements with Mr. Rocke, Mrs. Ryberg, Mr. Greer and Mr. LaPallo each for five-year terms. Mr. Rocke's, Mrs. Ryberg's and Mr. Greer's agreements were effective July 1, 1995 and expire June 30, 2000. Mr. LaPallo's agreement is effective July 1, 1996 and expires June 30, 2001.

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

     Mr. Greer's agreement provides for an annual salary of $90,000 with annual cost of living increases based upon the U.S. Department of Labor's cost of living index, plus a bonus of .5% of the Company's income before taxes and bonuses in year 1 and 1% in year two and 1.5% in years 3 and 4 and .5% of the increase in the Company's income before taxes and bonuses from the prior year in year one and increasing .5% annually to 2.5% in year five of the agreement.

     Mr. LaPallo's agreement provides for an annual salary of $180,000 with annual cost of living increases based upon the U.S. Department of Labor's cost of living index for the first two years. For the remaining three years, the agreement provides for an annual salary of $150,000 with annual cost of living increases based upon the U.S. Department of Labor's cost of living index, plus a bonus of three percent (3%) of the Company's income before taxes and bonuses and 3% of the increase in the Company's income before taxes and bonuses from the prior year. In connection with the Company's employment of Mr. LaPallo, the Company sold Mr. LaPallo 20,000 shares of common stock from the treasury for an aggregate of $ 55,547.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

Name and Address                                                   Amount of Beneficial Ownership
- -------------------------------------------------                  ------------------------------
                                                                   Common Stock $.01 Par Value
                                                                   ---------------------------
                                                                   Number of Shares (1)  Percent (2)
                                                                   --------------------  -----------
Patric R. Greer and Nancy S. Greer, his wife (3)                          66,316              1.42%

George M. Hill (4)                                                       153,565              3.32%

Francis J. LaPallo and Wendy J. Harrison, his wife                        20,000              *

Louis T. Mastos and Eva B. Mastos, his wife (5)                          208,703              4.52%

William J. Rocke and Garnet Rocke, his wife (6)                          446,268              9.56%
P. O. Box 7641
Phoenix, Arizona  85011

James S. Rocke (7)                                                       469,803             10.06%
P. O. Box 7641
Phoenix, Arizona  85011

Jean E. Ryberg (8)                                                       160,589              3.44%

Merlin J. Schumann and Donna L. Schumann, his wife                        20,114              *

William W. Strawther, Jr. and Marjorie A. Strawther,
 his wife (9)                                                            442,138              9.57%
7108 North 15th Street
Phoenix, Arizona  85020

R. Scott Younker and Sandra L. Younker, his wife                          93,469              2.02%

All officers and directors as a group
     (ten persons) (10)                                                1,790,965             37.16%

- ----------------------------------------
*Less than 1%

(1) The number of shares shown in the table, including the notes thereto, have been rounded to the nearest whole share. Includes, when applicable, shares owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of Common Stock such person has custody, voting control or power of disposition. Also includes shares of Common Stock that the identified person had the right to acquire within 60 days of August 1, 1996 by the exercise of stock options.

(2) The percentages shown include the shares of Common Stock which the person will have the right to acquire within 60 days of August 1, 1996. In calculating the percentage of ownership, all shares of Common Stock which the identified person will have the right to acquire within 60 days of August 1, 1996 are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other stockholders.

(3) Includes 51,346 shares subject to a currently exercisable stock options at an average of $3.2829 per share.

(4) Excludes 50,000 shares held by Nell S. Hill, Mr. Hill's wife, and 131,693 shares held by Mr. Hill's children and grandchildren, in which shares he disclaims any beneficial interest.

(5) Includes 183,180 shares which are held in a trust under an agreement dated February 10, 1981, in which Mr. and Mrs. Mastos hold equal beneficial interests, and 25,523 shares which are held by the Louis T. Mastos & Associates, Inc. Employees Profit Sharing Plan, of which he is a trustee and the majority beneficial owner.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------
          (continued)
          -----------

(6) Includes 290,000 shares held by Old Frontier Investment, Inc., of Arizona, of which Mr. Rocke holds 51% of the outstanding stock. Includes 48,654 shares subject to a currently exercisable stock options at $3.2829 per share.

(7) Includes 290,000 shares held by Old Frontier Investment, Inc. of Arizona of which Mr. Rocke holds 49% of the outstanding stock. Includes 48,653 shares subject to a currently exercisable stock options at an average of $3.2829 per share.

(8) Includes 51,347 shares subject to a currently exercisable stock options at an average of $3.005 per share.

(9) Held as trustees under Trust Agreement, dated June 7, 1989, establishing the William W. Strawther, Jr. and Marjorie A. Strawther Living Trust, of which Mr. and Mrs. Strawther are beneficiaries. Excludes an aggregate of 200,000 shares beneficially owned by Mr. and Mrs. Strawther's son, in which shares Mr. and Mrs. Strawther disclaim any beneficial interest.

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

Item 13 - Certain Relationships and Related Transactions
- --------------------------------------------------------

      Old Frontier Investment, Inc. of Arizona, of which William J. Rocke and Garnet Rocke, his wife, are owners of 51% of the issued and outstanding stock of said corporation and James S. Rocke owns the remaining 49%, has entered into a license agreement with the Company pursuant to which it operates, under standard terms and conditions, an insurance adjusting and risk management business located in Scottsdale, Arizona, and is paid a 5% royalty on gross revenues derived from services provided by others in certain other Arizona cities and towns. The Company paid that corporation $15,910 during fiscal year 1996 in connection with such 5% royalty agreement.

      George M. Hill, Vice President and Director of the Company, acts as General Counsel to the Company. During the fiscal year 1996, the Company paid Mr. Hill $90,376 for services rendered and disbursements. Such fees will continue to accrue, pursuant to a retainer agreement, at the rate of $6,650 per month effective September 1, 1995.

      The Company paid its Vice Chairman, William W. Strawther, Jr., $20,000 during fiscal year 1995 for business and financial consulting services.

      The Company believes that the cost to the Company for all of the foregoing were and are competitive with charges for similar services and facilities available from third parties.

                                     PART IV
                                     -------


Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
- -------------------------------------------------------------------------

(a) (1) Financial Statements

        The following Financial Statements are included at page F-1:

             Report of Independent Certified Public Accountants

             Consolidated Balance Sheets - June 30, 1996 and 1995

             Consolidated Statements of Income for the Years Ended June 30, 1996, 1995 and 1994

             Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994

             Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1996, 1995 and 1994

             Notes to Consolidated Financial Statements - June 30, 1996, 1995 and 1994

(a) (2) Financial Statement Schedules

        Schedule
        Number
        ------

            II Valuation and Qualifying Accounts Years Ended June 30, 1996, 1995 and 1994

                    Schedules I through XIV not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a) (3)  Exhibits filed with this report.

                                  EXHIBIT LIST
                                  ------------

Exhibit No.                                                  Description of Exhibit
- -----------                                                  ----------------------

    3(a)                        Articles of Incorporation of Frontier Adjusters of America, Inc.*

    3(b)                        By-Laws of Frontier Adjusters of America, Inc.**

   10(a)                        Frontier Adjusters of America, Inc. Incentive Stock Option Plan*

   10(b)                        Profit Sharing Plan, as amended***

   10(c)                        Employment Agreement, dated August 10, 1995 between the Registrant and
                                William J. Rocke***

   10(d)                        Employment Agreement, dated August 10, 1995 between the Registrant and
                                Jean E. Ryberg***

   10(e)                        Incentive Stock Option Plan, dated October 10, 1987*

   10(f)                        Form of Franchise Agreement between the Registrant and franchisees*

   10(g)                        Form of License Agreement between the Registrant and licensees*

   10(h)                        Agreement, dated June 1, 1990, between the Registrant and Scottsdale
                                Insurance Company*

   10(i)                        Form of Software Purchase Agreement and Order Form*

   10(j)                        Frontier Adjusters of America, Inc., Stock Option Plan, dated May 21, 1996

   10(k)                        Employment Agreement, dated April 23, 1996, between the Registrant and
                                Francis J. LaPallo

      21                        List of Subsidiaries of Frontier Adjusters of America, Inc.

      23                        Consent of McGladrey & Pullen, LLP


       *   Incorporated by reference to the Registrant's  Form S-2 filed July 9,
           1991

      ** Incorporated by reference to the Registrant's Form 10-K for the year ended June 30, 1993

     *** Incorporated by reference to the Registrant's Form 10-K for the year ended June 30, 1995

(b) The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year June 30, 1996

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       FRONTIER ADJUSTERS OF AMERICA, INC.


/s/ William J. Rocke
- ---------------------------------------------------  ---------------------------
William J. Rocke (Chief Executive Officer, Chairman Jean E. Ryberg, (President) of the Board, Principal Financial Officer)

     August 19, 1996
- ---------------------------------------------------  ---------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:


/s/ William J. Rocke                                           August 19, 1996
- ---------------------------------------------------         --------------------
William J. Rocke, Director


/s/ Jean E. Ryberg                                             August 19, 1996
- ---------------------------------------------------         --------------------
Jean E. Ryberg, Director


/s/ Francis J. LaPallo                                         August 19, 1996
- ---------------------------------------------------         --------------------
Francis J. LaPallo, Exec. V.P., Director


/s/ George M. Hill                                             August 19, 1996
- ---------------------------------------------------         --------------------
George M. Hill, V.P., Director


/s/ James S. Rocke                                             August 19, 1996
- ---------------------------------------------------         --------------------
James S. Rocke, Secretary/Treasurer, Director


/s/  Merlin J. Schumann                                        August 19, 1996
- ---------------------------------------------------         --------------------
Merlin J. Schumann, Director


/s/ William W. Strawther, Jr.                                  August 19, 1996
- ---------------------------------------------------         --------------------
William W. Strawther, Jr., Director


/s/ Lou Mastos                                                 August 19, 1996
- ---------------------------------------------------         --------------------
Lou Mastos, Director


/s/ R. Scott Younker                                           August 19, 1996
- ---------------------------------------------------         --------------------
R. Scott Younker, Director


/s/ Patric R. Greer                                            August 19, 1996
- ---------------------------------------------------         --------------------
Patric R. Greer, Controller

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    Report of Independent Certified Public Accountants                                              F-2

    Consolidated Balance Sheets - June 30, 1996 and 1995                                            F-3

    Consolidated Statements of Income for the Years Ended June 30,
    1996, 1995 and 1994                                                                             F-4

    Consolidated Statements of Cash Flows for the Years Ended June 30, 1996,
    1995 and 1994                                                                                   F-5

    Consolidated Statements of Stockholders' Equity for the Years Ended June 30,
    1996, 1995 and 1994                                                                             F-6

    Notes to Consolidated Financial Statements - June 30, 1996, 1995 and 1994                       F-7



    Supplementary Schedule                                                                          F-16

    Schedule II - Valuation and Qualifying Accounts Years Ended
    June 30, 1996, 1995 and 1994                                                                    F-17

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Frontier Adjusters of America, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Frontier Adjusters of America, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Adjusters of America, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement Schedule II for the years ended June 30, 1996, 1995 and 1994 included on page F-17 of this form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth herein in relation to the basic financial data taken as a whole.





McGLADREY & PULLEN, LLP



Phoenix, Arizona
August 1, 1996

CONSOLIDATED BALANCE SHEETS

Frontier Adjusters of America, Inc. and Subsidiaries

June 30,                                                                             1996                         1995
- ------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                       $  534,540                   $  358,960
 Securities available for sale (Note 6)                                           1,249,463                    1,255,627
 Current portion of advances to licensees and franchisees (Note 4)                  794,561                      706,739
 Receivables net (Note 3)                                                           754,624                      925,667
 Unbilled adjusting fees                                                             16,100                       14,225
 Prepaid expenses                                                                   288,893                      258,165
 Deferred income taxes (Note 9)                                                     143,351                      101,109
                                                                                ----------------------------------------
         TOTAL CURRENT ASSETS                                                     3,781,532                    3,620,492
                                                                                ----------------------------------------
PROPERTY AND EQUIPMENT, at cost, less accumulated
 depreciation and amortization (Note 5)                                           1,554,401                    1,484,545
                                                                                ----------------------------------------

OTHER ASSETS
 Held to maturity investments (Note 6)                                              750,730                      764,090
 Advances to licensees and franchisees, net of current portion (Note 4)             327,000                      302,000
 Licenses and franchises, net of accumulated amortization of
  $138,816 in 1996 and $63,284 in 1995                                              298,177                      214,628
 Cost of subsidiary in excess of net identifiable assets acquired, net of
  accumulated amortization of $172,196 in 1995 and $169,885 in 1994                  39,309                       41,621
 Receivable from licensee                                                                --                       50,762
 Other                                                                              124,603                      118,912
                                                                                ----------------------------------------
                                                                                  1,539,819                    1,492,013
                                                                                ----------------------------------------
         TOTAL ASSETS                                                            $6,875,752                   $6,597,050
                                                                                ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                                $   11,666                  $    12,669
 Accrued expenses                                                                   238,215                      297,973
 Income taxes payable                                                                57,305                       64,720
 Licensees' and franchisees' remittance payable                                     135,518                      221,620
 Current portion of long term liability (Note 7)                                     24,672                       22,951
 Other                                                                              117,594                       53,811
                                                                                ----------------------------------------
         TOTAL CURRENT LIABILITIES                                                  584,970                      673,744
                                                                                ----------------------------------------
LONG TERM LIABILITY (Note 7)                                                         59,983                       84,655
                                                                                ----------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 13)                                                  --                           --
STOCKHOLDERS' EQUITY
 Common stock, authorized 100,000,000 shares, par value $.01,
  issued 4,782,010 shares                                                            47,820                       47,820
 Additional contributed capital                                                   2,148,470                    2,148,470
 Retained earnings                                                                4,526,419                    4,042,588
                                                                                ----------------------------------------
                                                                                  6,722,709                    6,238,878
 Add (deduct):
  Treasury stock 162,352 shares in 1996: 141,112 shares in 1995                    (485,219)                    (414,869)
  Other                                                                              (6,691)                      14,642
                                                                                ----------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                               6,230,799                    5,838,651
                                                                                ----------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $6,875,752                   $6,597,050
                                                                                ========================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

Frontier Adjusters of America, Inc. and Subsidiaries

Years Ended June 30,                                   1996         1995        1994
- ----------------------------------------------------------------------------------------
REVENUES
 Continuing licensee and franchisee fees (Note 8)   $5,044,028    4,783,941   $4,205,245
 Adjusting and risk management fees                    597,956      456,884      385,025
                                                    ------------------------------------
                                                     5,641,984    5,240,825    4,590,270
                                                    ------------------------------------

COST AND EXPENSES
 Compensation and employee benefits                  1,975,028    1,635,289    1,525,217
 Office                                                372,788      308,783      266,030
 Advertising and promotion                             459,329      360,878      384,868
 Depreciation and amortization                         190,044      136,428      113,945
 Provision for doubtful accounts                       151,847      169,640      148,017
 Other                                                 791,299    1,127,138      641,434
                                                    ------------------------------------
                                                     3,940,335    3,738,156    3,079,511
                                                    ------------------------------------
       INCOME FROM OPERATIONS                        1,701,649    1,502,669    1,510,759
                                                    ------------------------------------

OTHER INCOME
 Interest income                                       144,677      134,136       98,150
 Disposition of investments                                 --           --        1,700
 Gain on sale of licensee                                5,000           --           --
 Gain on disposition of equipment                           --       19,416          525
 Other                                                   4,498       22,867        8,706
                                                    ------------------------------------
        TOTAL OTHER INCOME                             154,175      176,419      109,081
                                                    ------------------------------------
        INCOME BEFORE INCOME TAXES                   1,855,824    1,679,088    1,619,840


INCOME TAXES (Note 9)                                  721,305      652,240      601,680
                                                    ------------------------------------
 NET INCOME                                         $1,134,519   $1,026,848   $1,018,160
                                                    ====================================

Earnings per common share                           $      .25   $      .22   $      .22
                                                    ====================================
Weighted average number of shares
 of common stock outstanding                         4,620,101    4,622,679    4,730,597
                                                    ====================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Frontier Adjusters of America, Inc. and Subsidiaries

Years Ended June 30,                                      1996          1995           1994
- -----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                           $ 1,134,519    $ 1,026,848    $ 1,018,160
                                                      -----------------------------------------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                          190,044        136,428        113,945
   Gain on sale of investments                                 --             --         (1,700)
   Gain on sale of license                                 (5,000)            --             --
   Gain on disposition of equipment                            --        (19,416)          (525)
   Allowance for doubtful accounts                        151,847        168,222        148,018
   Deferred income taxes                                  (42,242)       (47,004)       (11,120)
   Change in assets and liabilities
    (Increase) decrease in:
     Receivables                                          181,133       (282,028)      (232,130)
     Unbilled adjusting fees                               (1,875)        (2,375)         2,325
     Prepaid expenses                                     (30,728)       (31,108)        20,219
     Other                                                (50,029)       (59,522)       139,750
    Increase (decrease) in:
     Accounts payable                                      (1,003)       (33,877)        30,758
     Accrued expense                                      (59,758)       167,408         12,186
     Income taxes payable                                  (7,415)        34,647        (18,088)
     Licensees' & franchisees' remittance payable         (86,102)      (497,735)       233,387
     Other                                                 63,783        (22,657)        13,604
                                                      -----------------------------------------
     Total adjustment                                     302,655       (489,017)       450,629
                                                      -----------------------------------------
    NET CASH PROVIDED
     BY OPERATING ACTIVITIES                            1,437,174        537,831      1,468,789
                                                      -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                    (170,057)      (127,195)       (12,083)
 Investments purchased                                 (2,970,057)    (3,968,431)    (3,543,038)
 Collection on receivable from licensee                        --          3,154         16,622
 Proceeds from disposition of equipment                        --             --            600
 Proceeds from maturity of investments                  3,000,000      4,000,000      3,106,824
 Payments on license acquisition                         (136,951)      (110,306)
 Advances to licensees' and franchisees'               (3,964,357)    (3,358,235)    (2,772,088)
 Collections of advances to licensees & franchisees     3,695,280      3,241,491      2,672,815
                                                      -----------------------------------------
  NET CASH USED IN INVESTING ACTIVITIES                  (546,142)      (319,522)      (530,348)
                                                      -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Cash dividends                                          (647,147)      (536,454)      (519,814)
 Proceeds from sale of treasury stock                      55,547             --             --
 Common stock repurchased                                (129,438)      (136,377)      (278,492)
                                                      -----------------------------------------
  NET CASH USED IN
   FINANCING ACTIVITIES                                  (721,038)      (672,831)      (798,306)
EFFECT OF EXCHANGE RATE CHANGES
 ON CASH                                                    5,586          8,702         18,007
                                                      -----------------------------------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                         175,580       (445,820)       158,142
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF THE PERIOD                                  358,960        804,780        646,638
                                                      -----------------------------------------
CASH AND CASH EQUIVALENTS AT
 END OF THE PERIOD                                    $   534,540    $   358,960    $   804,780
                                                      =========================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Frontier Adjusters of America, Inc. and Subsidiaries

Years Ended June 30, 1996, 1995 and 1994
- ----------------------------------------------------------------------------------------------------------------------------------


                              Numbers of       Par Value     Additional                                  Cumulative   Unrealized
                                 Shares        of Common    Contributed     Retained       Treasury     Translation     loss on
                                 Issued          Stock        Capital       Earnings         Stock       Adjustments  Investments
- ----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1993          4,782,010     $   47,820     $2,148,470    $3,053,848     $       --     $     --    $     --

 Cash dividends -
  $.11 per share                       --             --             --      (519,814)            --           --          --
 Net income                            --             --             --     1,018,160             --           --          --
 Treasury stock purchase
  91,112 shares                        --             --             --            --       (278,492)          --          --
 Foreign currency translation          --             --             --            --             --       18,007          --
- -----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1994          4,782,010         47,820      2,148,470     3,552,194       (278,492)      18,007          --
 Cash dividends -
  $.115 per share                      --             --             --      (536,454)            --           --          --
 Net income                            --             --             --     1,026,848             --           --          --
 Treasury stock purchase
  50,000 shares                        --             --             --            --       (136,377)          --          --
 Foreign currency translation          --             --             --            --             --        8,702          --
 Unrealized loss                       --             --             --            --             --           --     (12,067)
- -----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1995          4,782,010         47,820      2,148,470     4,042,588       (414,869)      26,709     (12,067)
 Cash dividends -
  $.14 per share                       --             --             --      (647,147)            --           --          --
 Net income                            --             --             --     1,134,519             --           --          --
 Treasury stock purchase
  41,240 shares                        --             --             --            --       (129,438)          --          --
 Treasury stock sold
  20,000 shares                        --             --             --        (3,541)        59,088           --          --
 Foreign currency translation          --             --             --            --             --        5,586          --
 Unrealized loss                       --             --             --            --             --           --     (26,919)
- -----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1996          4,782,010     $   47,820     $2,148,470    $4,526,419     $( 485,219)    $ 32,295    $(38,986)
=============================================================================================================================

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Frontier Adjusters of America, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation -- These financial statements include the accounts of Frontier Adjusters of America, Inc. (Company) and its subsidiaries, all of which are wholly-owned. Intercompany accounts and transactions have been eliminated.

Business -- The Company's operations consist of the licensing and franchising of independent adjusters throughout the United States and Canada and the operation of an independent adjusting business in Arizona and a risk management division out of its Phoenix and Tucson, Arizona offices. The Company grants credit to its licensees and franchisees, all of whom operate within the insurance industry. Revenues from claims adjusted by employees of the Company are recognized as the services are performed; revenues from claims adjusted by independent licensees and franchisees are recognized when they become due under the terms of the license and franchise agreements (Note 8). Included in the revenues are collections received from one customer which provided the Company with revenues representing approximately $1,047,000 or 20.8%, $1,044,000 or 21.8% and $968,000
or 23% of the continuing licensee and franchisee fees during the years ended June 30, 1996, 1995 and 1994 respectively. Outstanding licensee and franchisee fees receivable related to this customer were approximately $123,000 at June 30, 1996 and $95,000 at June 30, 1995.

Consolidated statements of cash flow -- Short term investments which have original maturities of 90 days or less are considered cash equivalents.

Cash concentration -- The Company maintains amounts on deposit in financial institutions in excess of federal deposit insurance limits.

Depreciation and amortization -- Depreciation is computed using straight-line and accelerated methods over estimated useful lives, which range from three to ten years for all property and equipment except the building. The building is depreciated using the straight-line method over 30 years. The cost of a subsidiary in excess of net tangible assets acquired is being amortized over 40 years.

Licenses and franchises -- Licenses and franchises represent Company owned adjusting operations and are stated at cost less amortization. Amortization is computed using the straight-line basis over the period of the relevant contract.

Income taxes -- Deferred income taxes result from temporary differences between book and tax bases of assets and liabilities. The principal sources of these differences are different depreciation rates for property and equipment, the difference between the book provision for doubtful accounts and the specific charge-off method used for income tax purposes, and the tax effect of the net unrealized loss on investment.

Use of estimates in the preparation of financial statements -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments held-to-maturity securities -- Securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest method over their contractual lives.

The sale of a security within three months of its maturity date or after at least 85 percent of the principal outstanding has been collected is considered held to maturity for purposes of classification and disclosure.

Frontier Adjusters of America, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Available-for-sale securities -- Securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's investments, liquidity needs, and other similar factors. Securities available-for-sale are carried at fair value. Unrealized gains or losses, net of the related deferred tax effect, are reported as increases or decreases in stockholders' equity. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Transfers -- Transfers of debt securities into the held-to-maturity classification from the available-for-sale classification are made at fair value on the date of transfer. The unrealized holding gains or losses on the date of transfer are retained as a separate component of stockholders' equity and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining contractual lives of the securities by the interest method.

Fair value of financial instruments -- Effective July 1, 1995, the Company adopted FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30 of the reporting year. The estimated fair value amounts have been measured as of June 30 of the reporting year and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to that date. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at each year end.

The information in Note 6 should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets and liabilities. This disclosure of fair value amounts does not include the fair values of any intangibles, licensees and franchisees.

The carrying amounts of all financial instruments approximate fair values.

Frontier Adjusters of America, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting by Creditors for Impairment of a loan -- On July 1, 1995, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. There was no effect on the Company's financial statements for this change, which generally requires impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

Accounting for Stock-Based Compensation - In October 1995, the FASB issued Statement No. 123, Accounting for Stock- Based Compensation. Statement No. 123 establishes financial accounting and reporting standards for stock-based compensation plans such as a stock purchase plan. The statement generally suggests, but does not require, employee stock-based compensation transactions be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. An enterprise may continue to follow the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to its fair value of the measurable date. If an enterprise elects to follow APB Opinion No. 25, it must disclose the proforma effects on net income as if the compensation were measured in accordance with the guidelines of Statement No. 123. All stock based transactions with non-employees must be accounted for at the fair value of the instrument. The Company has determined it will continue to follow the APB Opinion No. 25.

Earnings per common share -- Earnings per common share are based on the weighted average number of shares outstanding during the year. The effect of stock options (Note 12) as common stock equivalents is less than 3% dilutive and, therefore, is not included in the computation.

Foreign currency translation -- The functional currency of the Company's foreign operations is the applicable local currency. The foreign currencies are translated to U.S. dollars using applicable exchange rates at the end of each period. The gains or losses resulting from such translations are included in Stockholders' Equity.

Advertising expense -- Advertising expenditures are expensed when incurred.

Reclassification -- Certain items on the financial statements for the years ended June 30, 1995 and 1994 have been reclassified, with no effect on net income, to be consistent with the classifications adopted for the year ended June 30, 1996.


NOTE 2:  SUPPLEMENTAL CASH FLOW INFORMATION

                                         1996            1995            1994
                                   ------------------------------------------
Cash paid during the year:
 Interest                          $    8,056      $    6,745     $      458
 Income taxes                      $  794,454      $  668,427     $  631,141

Frontier Adjusters of America, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

NOTE 2:  SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

On August 1, 1995, the Company reacquired its Tucson, Arizona licensee. The purchase price was $139,807 gross or $116,081 net of the imputed interest. The purchase price was paid as follows:

         Purchase price                                          $116,081
         Outstanding loan to licensee
          (Net of imputed interest of $22,926)                    (57,626)
         Outstanding advance to licensee                          (22,455)
                                                                 --------
         Net cash                                                $ 36,000
                                                                 ========

NOTE 3:  RECEIVABLES

Receivables consist of:
                                                          1996            1995
                                                   ---------------------------

 Accounts receivable trade                          $   65,098      $   51,955
 Licensee and franchisee fees receivable               568,216         722,122
 Errors and omissions insurance premium advanced       124,671         138,544
 Other                                                  28,139          40,546
                                                   ---------------------------
          Total receivables                            786,124         953,167
 Less allowance for doubtful accounts                   31,500          27,500
                                                   ---------------------------
                                                     $ 754,624       $ 925,667
                                                   ===========================


NOTE 4:  LONG-TERM RECEIVABLES

Long-term receivables consist of non interest bearing advances to licensees and franchisees which are repayable in the amount equal to a percentage of the monthly licensee and franchisee revenue. Estimated current and long-term maturities are as follows:

                                                         1996             1995
                                                   ---------------------------

 Advances to licensees and franchisees             $1,335,061       $1,204,239
 Less  allowance for doubtful advances                213,500          195,000
                                                   ---------------------------
                                                    1,121,561        1,008,739
 Less current portion                                 794,561          706,739
                                                   ---------------------------
 Long term portion                                 $  327,000       $  302,000
                                                   ===========================


NOTE 5:  PROPERTY AND EQUIPMENT

Property and equipment consist of:
                                                         1996             1995
                                                   ---------------------------

 Building and improvements                         $1,170,656       $1,127,852
 Computers and software                               373,419          300,380
 Furniture and fixtures                               268,147          251,933
 Automobiles                                          123,802           88,802
                                                   ---------------------------
                                                    1,936,024        1,768,967
 Less accumulated depreciation and amortization       881,766          784,565
                                                   ---------------------------
                                                    1,054,258          984,402
 Land                                                 500,143          500,143
                                                   ---------------------------
                                                   $1,554,401       $1,484,545
                                                   ===========================

Frontier Adjusters of America, Inc. and Subsidiaries
- --------------------------------------------------------------------------------



NOTE 6:  INVESTMENTS IN DEBT AND MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in debt and marketable equity securities as of June 30, 1995 and 1994:

                                                      Gross         Gross       Gross
                                                    Amortized    Unrealized   Unrealized
                                                      Cost          Gains       Losses   Fair Value
                                                   -------------------------------------------------
                                                                          1996
                                                   -------------------------------------------------
Available for Sale Securities
    U.S. government securities                     $  993,631   $      --    $      --    $  993,631
    Equity securities                                 294,818       37,892       76,878      255,832
                                                   -------------------------------------------------
    Total available for sale securities             1,288,449       37,892       76,878    1,249,463
Held to maturity securities
    Local government securities & other               750,730        9,300       25,834      734,196
                                                   -------------------------------------------------
                                                   $2,039,179   $   47,192   $  102,712   $1,983,659
                                                   =================================================

                                                                          1995
                                                   -------------------------------------------------
Available for sale securities
    U.S. government securities                     $  981,197   $      --    $      --    $  981,197
    Equity securities                                 286,496       10,967       23,033      274,430
                                                   -------------------------------------------------
    Total available for sale securities             1,267,693       10,967       23,033    1,255,627
Held to maturity securities
    Local government securities & other               764,090       11,794       23,994      751,890
                                                   -------------------------------------------------
                                                   $2,031,783   $   22,761   $   47,027   $2,007,517
                                                   =================================================

The Company's investment in local government securities is concentrated in Salt River Project Agricultural Improvement and Power District Municipal Bonds which mature between 2006 and 2031.

The Company's investments available for sale all have contractual maturities of less than one year.

NOTE 7:  LONG TERM DEBT

On August 1, 1994, the Company acquired, from a licensee, certain rights under his license agreement. Those rights were acquired for $25,000 cash and sixty monthly payments of $2,500. The balance is as follows:

                                                                         1996
                                                                     ----------
             Balance Due                                             $  125,000
             Imputed interest @ 7.25%                                    40,345
                                                                     ----------
                                                                         84,655
             Less Current Portion                                        24,672
                                                                     ----------
             Long Term Portion                                       $   59,983
                                                                     ==========

Interest paid on outstanding debt amounted to $7,049 in 1996 and $6,694 in 1995. Aggregate payments for the next five years are as follows:

             Year Ending June 30,
                                       1997                          $ 24,672
                                       1998                            26,521
                                       1999                            28,509
                                       2000                             4,953
                                                                     --------
                                                                     $ 84,655

Frontier Adjusters of America, Inc. and Subsidiaries
- --------------------------------------------------------------------------------



NOTE 8:  LICENSING AND FRANCHISING

As of June 30, 1996, the Company has entered into 456 license and franchise agreements with 411 entities, operating 417 offices with 618 advertised locations, whereby the Company grants exclusive ten year licenses or franchises for the right to use the name "Frontier Adjusters" in a particular area. There is no initial license or franchise fee except where the Company resells a previously acquired license or franchise in which case the Company seeks to recover some or all of its acquisition cost. The Company performs advertising, collection and remittance services, and provides the licensees and franchisees with supplies. As compensation for the above, the Company receives a fee based on a percentage of the licensees' or franchisees' gross billings. Gross billings by licensees and franchisees for the years ended June 30, 1996, 1995 and 1994 were approximately $46,830,000, $42,690,000 and $39,710,000, respectively.

The Company operates one business, providing services to the insurance industry and to self-insureds. The revenue and cost components along with identifiable assets and number of advertised locations are as follows:

                                       Licensing        Adjusting      Corporate
                                           and             and            and
                                      Franchising    Risk Management      Other    Consolidated
                                       --------------------------------------------------------
1996
- ----
Revenues                               $ 5,044,028    $   597,956    $       --     $ 5,641,984
Costs and expenses                       3,101,217        592,467        246,653      3,940,337
                                       --------------------------------------------------------
Income (loss) from operations          $ 1,942,811    $     5,489    $  (246,653)   $ 1,701,647
                                       ========================================================

Identifiable assets                    $ 3,553,856    $   563,204    $ 2,758,692    $ 6,875,752
                                       ========================================================

Number of advertised locations
 Beginning of year                             590             21            --             611
 Opened                                         47              1            --              48
 Closed                                        (19)            (2)           --             (21)
 Ownership changes                              --             --            --              --
                                       --------------------------------------------------------
                                               618             20            --             638
                                       ========================================================

1995
- ----
Revenues                               $ 4,783,941    $   456,884    $       --     $ 5,240,825
Cost and expenses                        3,043,680        485,739        208,737      3,738,156
                                       --------------------------------------------------------

Income (loss) from operations          $ 1,740,261    $   (28,855)   $  (208,737)   $ 1,502,669
                                       ========================================================

Identifiable assets                    $ 3,638,623    $   457,380    $ 2,501,047    $ 6,597,050
                                       ========================================================

Number of advertised locations
 Beginning of year                             569              4             --            573
 Opened                                         47             --             --             47
 Closed                                         (9)            --             --             (9)
Ownership changes                              (17)            17             --             --
                                       --------------------------------------------------------
                                               590             21             --            611
                                       ========================================================

1994
- ----
Revenues                               $ 4,205,245    $   385,025    $        --    $ 4,590,270
Costs and expenses                       2,359,352        492,512        227,647      3,079,511
                                       --------------------------------------------------------

Income (loss) from operations          $ 1,845,893    $  (107,487)   $  (227,647)   $ 1,510,759
                                       ========================================================

Identifiable assets                    $ 3,831,994    $   262,838    $ 2,396,174    $ 6,491,006
                                       ========================================================

Number of advertised locations
 Beginning of year                             541              4             --            545
 Opened                                         41             --             --             41
 Closed                                        (13)            --             --            (13)
                                       --------------------------------------------------------
                                               569              4             --            573
                                       ========================================================

Frontier Adjusters of America, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

NOTE 9:  INCOME TAXES

The components of the provision for income taxes are as follows:

                                         1996             1995             1994
                                    -------------------------------------------
Federal
 Current                            $ 600,407        $ 544,580        $ 499,308
 Deferred                             (34,540)         (36,491)          (9,196)
State
 Current                            $ 163,140          154,664          113,492
 Deferred                              (7,702)         (10,513)          (1,924)
                                    -------------------------------------------
   Income taxes                     $ 721,305        $ 652,240        $ 601,680
                                    ===========================================


A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate follows:

                                                1996         1995         1994
                                              ---------------------------------
Statutory rate                                    35.0%        35.0%       35.0%
Increase (decrease) resulting from:
 State income taxes, net                          5.5          5.7          4.5
 Non-deductible items                             1.1          1.1           .7
 Non-taxable revenues                            (1.0)        (1.0)         (.9)
 Other                                           (1.7)        (1.9)        (2.2)
                                              ---------------------------------
Effective rate                                   38.9%        38.9%        37.1%
                                              =================================


Net deferred tax assets consist of the following components at June 30, 1996 and 1995:

                                                           1996            1995
                                                      -------------------------
Deferred tax assets
  Allowance for doubtful accounts                     $  94,410       $  87,104
  Property and equipment                                 22,004          21,301
  Other                                                  26,937          12,735
Deferred tax liabilities
  Installment sale                                         --           (20,031)
                                                      -------------------------
                                                      $ 143,351       $ 101,109
                                                      =========================

The deferred tax amounts mentioned above have been classified as current assets in the accompanying balance sheets as of June 30, 1996 and 1995.


NOTE 10:  RELATED PARTY TRANSACTIONS

A director/officer of the Company is a partner in a law firm that renders legal services to the Company. The Company paid the law firm approximately $90,500 in fiscal 1996, $88,500 in fiscal 1995 and $84,600 in fiscal 1994 for legal services and reimbursement of expenses.


NOTE 11:  PROFIT SHARING PLAN

On June 14, 1984, the Company adopted a Profit Sharing Plan (Plan) covering substantially all employees of the Company who have completed one year of service and have reached age 20. The Plan provides for contributions at the discretion of management not to exceed the amount permitted under the Internal Revenue Code as a deductible expense. Participants'

Frontier Adjusters of America, Inc. and Subsidiaries
- --------------------------------------------------------------------------------



NOTE 11:  PROFIT SHARING PLAN (Continued)

benefits vest at the rate of 20% per year. Contributions to the Plan are made to trust accounts for investment at the discretion of the individual participants. Profit sharing expense was $175,390, $160,717 and $165,980 for the years ended June 30, 1996, 1995 and 1994 respectively.


NOTE 12:  STOCK OPTIONS

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

Options become exercisable in varying amounts beginning one year after grant. Information regarding these option plans are as follows:

                                           Number of Shares
                                    ----------------------------
                                        1996      1995      1994
                                    ----------------------------
Outstanding July 1                   200,000   113,130        --
Granted                                   --    86,870   113,130
Exercised                                 --        --        --
                                    ----------------------------

Outstanding June 30                  200,000   200,000   113,130
                                    ============================

Options were outstanding at June 30, 1996 and 1995 at average prices per share of $3.14. At June 30, 1996, there are no remaining options available for issuance under the 1987 Plan.

On May 21, 1996, the Board of Directors approved a Stock Option Plan which provides for the granting of options to acquire up to 300,000 shares of common stock to certain officers and key employees of the Company. This plan is subject to shareholder approval. Options under the Plan may be incentive stock options "ISO" pursuant to Section 422A of the Internal Revenue Code. On July 1, 1996, the Company granted ISO's for 100,000 shares of stock at $2.875 per share.

NOTE 13:  COMMITMENTS AND CONTINGENCIES

The Company entered into five-year employment agreements with four key executive officers, three of which expire June 30, 2000 and one that expires June 30, 2001. In addition to a base salary, the agreements provide for bonuses based upon the Company's pre-tax earnings and annual cost of living increases. Total compensation under those employment agreements was $635,436, $452,497 and $435,711 for the years ended June 30, 1996, 1995 and 1994, respectively. The aggregate commitment for future salaries at June 30, 1996, excluding bonuses and cost of living increases, is $2,763,200 as follows:

                       Year ended June 30,
                       -------------------

                             1997                      $ 668,300
                             1998                        668,300
                             1999                        638,300
                             2000                        638,300
                             2001                        150,000

Frontier Adjusters of America, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

NOTE 13:  COMMITMENTS AND CONTINGENCIES (Continued)

The Company has entered into an agreement with a customer to share a suite in the America West Arena in Phoenix, Arizona for client development purposes. The agreement provides that the Company is responsible for 50% of the costs and expenses of the suite. The Company's commitment began in June, 1992. The Company's minimum required payments are as follows:


         Year ended June 30,                          Amount
         ---------------------------------------------------

                  1997                            $   36,500
                  1998                                37,960
                  1999                                39,477
                                                  ----------
                                                  $  113,937
                                                  ==========

During the year, a claim was filed against the Company by a client of a former franchisee. The complaint arises from the alleged embezzlement by the former franchisee. The complaint seeks unspecified damages from the Company. The
Company is vigorously defending the claim and believes its defenses are meritorious. The Company does not believe that the outcome of this litigation will result in a material adverse effect on the Company's financial statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES


                               SUPPLEMENTARY DATA
                               ------------------





Selected Quarterly Financial Data

(Information for all periods shown below is unaudited)

                                                                            1996
                                                      -------------------------------------------------
                                                                    Three Months Ended
                                                      -------------------------------------------------
                                                       Sept. 30     Dec. 31      Mar. 31      June 30
                                                      ----------   ----------   ----------   ----------
Revenues                                              $1,408,666   $1,352,330   $1,396,634   $1,484,354
 Income from operations                                  437,150      395,569      420,995      447,932
 Income before income taxes                              471,789      447,351      460,416      476,265
 Net income                                              286,038      271,595      278,941      297,942
 Net income per share                                        .06          .06          .06          .07

 Weighted average shares outstanding                   4,637,943    4,609,658    4,609,658    4,623,065



                                                                            1995
                                                      -------------------------------------------------
                                                                    Three Months Ended
                                                      -------------------------------------------------
                                                       Sept. 30     Dec. 31      Mar. 31      June 30
                                                      ----------   ----------   ----------   ----------

Revenues                                              $1,270,785   $1,257,356   $1,232,935   $1,479,749
 Income from operations                                  400,164      415,959      198,670      487,876
 Income before income taxes                              440,483      482,236      242,891      513,478
 Net income                                              267,530      292,947      146,708      319,663
 Net income per share                                        .06          .06          .03          .07

Weighted average shares outstanding                    4,690,943    4,677,311    4,640,898    4,640,898



                                                                            1994
                                                      -------------------------------------------------
                                                                    Three Months Ended
                                                      -------------------------------------------------
                                                       Sept. 30     Dec. 31      Mar. 31      June 30
                                                      ----------   ----------   ----------   ----------
Revenues                                              $1,155,528   $1,118,361   $1,146,805   $1,169,576
 Income from operations                                  423,888      414,824      344,927      327,120
 Income before income taxes                              454,474      444,191      358,630      362,545
 Net income                                              277,762      272,037      233,510      234,851
 Net income per share                                        .06          .06          .05          .05

 Weighted average shares outstanding                   4,763,280    4,719,310    4,719,310    4,708,249

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                                  SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                        ---------------------------------

                For the Years Ended June 30, 1996, 1995 and 1994

                                                                      Additions
                                              Balance at              Charged to          Deductions         Balance
                                              Beginning               Costs and              From            at End
                                              of Period                Expenses            Reserves         of Period
                                              ---------                --------            --------         ---------

Year Ended June 30, 1996:
   Allowance for doubtful accounts          $   223,000             $    151,847       $   129,847       $   245,000


Year Ended June 30, 1995:
   Allowance for doubtful accounts              116,000                  169,640            62,640           223,000


Year Ended June 30, 1994:
   Allowance for doubtful accounts              119,000                  148,018           151,017           116,000

                                      F-17