Form 10-Q
period 1996-09-30
FRONTIER ADJUSTERS OF AMERICA INC
filed 1996-10-24
CIK 735349

CONFORMED

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period                         to
                          -----------------------    -------------------------

Commission File Number    1-12902
                       -------------

                       FRONTIER ADJUSTERS OF AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Arizona                                   86-0477573
-------------------------------             ------------------------------------
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

                                                          Yes   X        No
                                                              -----        -----

Number of shares of Common Stock outstanding on October 15, 1996       4,605,358
                                                                       ---------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                September 30, 1996       June 30, 1996
                                                                ------------------       -------------
                                                                   (unaudited)                (*)
                                         ASSETS
                                         ------

CURRENT ASSETS
   Cash and cash equivalents                                        $1,110,529             $  534,540
   Investments                                                       1,248,130              1,249,463
   Receivables                                                       1,504,923              1,549,185
   Prepaid expenses                                                    268,166                288,893
   Other                                                               171,351                159,451
                                                                    ----------             ----------
        TOTAL CURRENT ASSETS                                         4,303,099              3,781,532
                                                                    ----------             ----------

PROPERTY AND EQUIPMENT                                               2,251,868              2,436,167
   Less accumulated depreciation and amortization                      650,395                881,766
                                                                    ----------             ----------
                                                                     1,601,473              1,554,401
                                                                    ----------             ----------

OTHER ASSETS
   Cost of subsidiary in excess of net tangible assets acquired        213,817                213,817
   Less accumulated amortization                                       175,085                174,508
                                                                    ----------             ----------
                                                                        38,732                 39,309
   Receivables (Long term)                                             368,000                327,000
   Investments (Long term)                                             750,890                750,730
   Other                                                               425,666                422,780
                                                                    ----------             ----------
                                                                     1,583,288              1,539,819
                                                                    ----------             ----------
        TOTAL ASSETS                                                $7,487,860             $6,875,752
                                                                    ==========             ==========

                                      LIABILITIES
                                      -----------

CURRENT LIABILITIES
   Accounts payable                                                 $   80,117             $    11,666
   Accrued expenses                                                    374,540                 263,806
   Franchisee/licensee remittance payable                              377,301                 135,518
   Current Portion Long Term Liability                                  25,122                  24,672
   Other                                                               209,021                 149,308
                                                                    ----------              ----------
        TOTAL CURRENT LIABILITIES                                    1,066,101                 584,970
                                                                    ----------              ----------

LONG TERM LIABILITY                                                     53,532                  59,983
                                                                    ----------             -----------

STOCKHOLDERS' EQUITY
   Common stock                                                         47,820                 47,820
   Additional paid in capital                                        2,148,470              2,148,470
   Treasury stock                                                     (529,584)              (485,219)
   Other                                                                 6,087                 (6,691)
   Retained earnings                                                 4,695,434              4,526,419
                                                                    ----------             ----------
                                                                     6,368,227              6,230,799
                                                                    ----------             ----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $7,487,860             $6,875,752
                                                                    ==========             ==========

*Condensed from audited financial statements.

 The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                 Three Months Ended September 30, 1996 and 1995


                                                     1996              1995
                                                  ----------        ----------
REVENUES
   Continuing licensee and franchisee fees        $1,388,298        $1,246,895
   Adjusting and risk management fees                275,231           161,771
                                                  ----------        ----------
                                                   1,663,529         1,408,666
                                                  ----------        ----------

COST AND EXPENSES
   Compensation and fringe benefits                  651,156           468,369
   Office                                            100,364           109,945
   Advertising and promotion                          81,197            73,817
   Depreciation and amortization                      55,955            43,491
   Provision for doubtful accounts                    45,000            35,000
   Other                                             209,406           240,894
                                                  ----------        ----------
                                                   1,143,078           971,516
                                                  ----------        ----------
   INCOME FROM OPERATIONS                            520,451           437,150
                                                  ----------        ----------

OTHER INCOME (EXPENSE)
   Interest income                                    36,191            31,513
   Other (Net)                                         7,353             3,126
                                                  ----------        ----------
   TOTAL OTHER INCOME (EXPENSE)                       43,544            34,639
                                                  ----------        ----------
   INCOME BEFORE INCOME TAXES                        563,995           471,789

INCOME TAXES                                         221,732           185,751
                                                  ----------        ----------
   NET INCOME                                     $  342,263        $  286,038
                                                  ==========        ==========


Weighted Average Shares outstanding                4,614,684         4,637,943
                                                  ==========        ==========

NET INCOME PER COMMON SHARE                       $      .07        $      .06
                                                  ==========        ==========

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                 Three Months Ended September 30, 1996 and 1995

                                                                   1996                1995
                                                               -----------         -----------
NET INCOME                                                     $   342,263         $   286,038
                                                               -----------         -----------
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                    55,955              43,491
   (Gain) on disposition of property & equipment                      (905)               --
   Allowance for doubtful accounts                                  45,930              36,222
Change in assets and liabilities:
(Increase) decrease in:
   Receivables                                                      60,444             284,664
   Prepaid expenses                                                 20,727              33,535
   Other                                                           (23,834)            (52,229)
Increase (decrease) in:
   Accounts payable                                                 68,451              12,602
   Accrued expenses                                                110,734             (57,984)
   Franchisee and licensee remittance payable                      241,783            (108,924)
   Other                                                            59,713              33,509
                                                               -----------         -----------
Total adjustments                                                  638,998             224,886
                                                               -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          981,261             510,924
                                                               -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   License Acquisition                                             (25,000)            (61,000)
   Capital expenditures                                            (78,195)            (23,584)
   Investment purchased                                           (974,115)               --
   Proceeds from sales of investments                            1,000,000                --
   Payments on License acquisition                                  (6,001)             (5,583)
   Advances to licensees and franchisees                        (1,021,884)           (908,318)
   Collections of advances to licensees and franchisees            917,536             878,359
                                                               -----------         -----------
   NET CASH (USED IN) INVESTING ACTIVITIES                        (187,659)           (120,126)
                                                               -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                                                 (173,248)           (162,432)
   Common stock repurchased                                        (44,365)            (95,817)
                                                               -----------         -----------
   NET CASH PROVIDED BY(USED IN)FINANCING ACTIVITIES              (217,613)           (258,249)
                                                               -----------         -----------

NET INCREASE IN CASH                                               575,989             132,549
   Cash at beginning of the period                                 534,540             358,960
                                                               -----------         -----------
   Cash at the end of the period                               $ 1,110,529         $   491,509
                                                               ===========         ===========

Supplemental disclosures of Cash Flow information
Cash paid during the period
   Income taxes                                                $    72,130         $    68,257
   Interest                                                    $     1,498         $     1,917

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

    The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Financial Condition
    -------------------

    The Company has historically financed its growth and on-going operations with cash generated from operations. In the quarter ended September 30, 1996, the Company's operations generated $981,000 in cash.

    Compared to the last fiscal year, the most significant item affecting cash provided by the Company's operations is the $242,000 increase in franchisee and licensee remittance payable. The Company, pursuant to agreements with its licensees and franchisees, acts as a collection agent for all of its licensees. The Company remits to its licensees the collections, less the on-going license fee and any amounts due the Company, i.e., loan repayments, errors and omissions insurance premium. The date of the week that the Company's fiscal period ends, therefore, can have a significant effect on the reported amount that is due to licensees and franchisees. The Company's financial statements as of September 30, 1996 reflect collections for two days of $377,000 and June 30, 1996 reflect collections for one day of $136,000.

    In August 1996 the Company acquired 14,300 shares of the Company's common stock at a cost of $44,365. The repurchase was authorized by the Board of Directors as they believed that at the current price level the Company's common stock was an excellent investment.

    The Company's Board of Directors in May 1996, approved an increase in the Company's annual dividend rate from 14 cents per share to 15 cents per share effective with the 3.75 cents per share cash dividend paid on June 10, 1996. The increase reflects the Board's policy that shareholders participate in the Company's growth.

    Through its capital investment program, the Company replaces obsolete or outdated equipment and invests in new equipment and furnishings to maintain or increase the productivity of the Company and its employees. The Company anticipates investing $100,000 to $200,000 in fiscal 1997 for equipment and furnishings pursuant to its capital investment program. The Company, additionally, entered into an agreement in October 1996 to acquire a parcel of land and building adjacent to its Corporate offices. The purchase price is $170,000 and will be paid during the second quarter of the Company's current fiscal year.

    Management believes that the Company will be able to fund all of its cash requirements (i.e. current operations, capital asset acquisition and the payment of dividends) from its current available cash as well as funds generated by its operations.

    The Company's ratio of current assets to current liabilities was 4.04 to 1 as of September 30, 1996 and 6.46 to 1 as of June 30, 1996.

    Results of Operations - Quarter Ended September 30, 1996 Compared to 1995
    -------------------------------------------------------------------------

    Revenues
    --------

    The Company's revenues increased 18% or $255,000 to $1,664,000 in the current quarter from $1,409,000 in the same period of the prior fiscal year. The increase is a combined $113,000 increase in adjusting and risk management fees and a $141,000 increase in continuing licensee and franchisee fees.

    The increase of $113,000 in adjusting and risk management fees from $162,000 in the quarter ended September 30, 1995 to $275,000 in the quarter ended September 30, 1996 represents a 70% increase. A substantial portion of this increase is related to a major storm that occurred in mid August 1996 in the Phoenix, Arizona metropolitan area where the Company's main offices are located. Claims resulting from this storm provided the Company with $80,000 in adjusting services revenues in the current quarter and will provide additional revenues in the following quarter as not all the claims received had been concluded and billed during the current quarter. Additionally, the Company had a $22,000 increase in fees in its Tucson office as this office was acquired from a licensee in the first quarter of the prior fiscal year. The balance of the increase represents an increase in the demand for the services provided by Company owned offices.

    The Company's revenues from continuing licensee and franchisee fees increased 11% or $141,000 from $1,247,000 in the quarter ended September 30, 1995 to $1,388,000 in the quarter ended September 30, 1996. This increase reflects the fact that the Company's licensees and franchisees are benefiting from an increase in claims as insurance companies and self-insureds use their services due to an increase in volume of claims. Also, to a greater degree, this increase reflects the effect of new licensees and franchisees and rate increases. The Company's revenues are affected by numerous matters including the work loads of other companies and claims presented by their clients. The Company, therefore, is unable to project its future revenues. The Company has, however, seen growth in licensee and franchisee fees paid and management believes that the Company will continue to realize growth in continuing licensing and franchising fees in the future as it adds qualified licensees and franchisees. Additionally, the Company will continue to reflect revenues from the recently purchased Tucson operation.

    Compensation and Fringe Benefits
    --------------------------------

    Compensation and fringe benefits represent approximately 57% of the Company's costs and expenses and represent the largest single item of expense. These expenses increased 39% or $183,000 from $468,000 in the three months ended September 30, 1995 to $651,000 in the current quarter. This increase is the result of the addition of an Executive Vice President to the Company's management team, additional employees hired including temporary employees to handle increased work loads in the Corporate office, increased bonus related to the Company's rising income and cost of living and merit increases given to employees.

    Expenses Other Than Compensation and Fringe Benefits
    ----------------------------------------------------

    The Company's expenses other than compensation and fringe benefits decreased $11,000 during the three months ended September 30, 1996 as compared to the same quarter of the prior fiscal year. The principal items affecting these expenses are a $37,000 decrease in legal expenses and a $12,000 increase in depreciation expense due to capital expenditures in the prior fiscal year.

    The balance of the Company's costs and expenses have not significantly changed from the same period of the prior year.



    Income Taxes
    ------------

    The Company's income taxes were 39% of its income before taxes, or approximately the same as they were in the prior fiscal year. Changes made in the tax laws by various states and by the federal government have not had a material affect on the Company's current overall tax rates, however, this could change at any time.

    Other Income
    ------------

    The Company's other income increased $9,000 or 25% from $35,000 in the quarter ended September 30, 1995 to $44,000 in the current quarter. The most significant items affecting other income a $4,000 increase in the sales of computer software to the Company's licensees and franchisees and a $5,000 increase in interest income.

    Net Income
    ----------

    The Company's net income for the quarter ended September 30, 1996, increased $56,000 or 20% from $286,000 in the quarter ended September 30, 1995 to $342,000 in the current quarter. The most significant items affecting net income were the $255,000 increase in revenues, the $183,000 increase in compensation and fringe benefits and the $11,000 decrease in other expenses.

    Results of Operations - Quarter Ended September 30, 1995 Compared to 1994
    -------------------------------------------------------------------------

    Revenues
    --------

    The Company's revenues increased 11% or $138,000 to $1,409,000 in the quarter ended September 30, 1995 from $1,271,000 in the same period of the prior fiscal year. The increase was a combined $48,000 increase in adjusting and risk management fees and a $90,000 increase in continuing licensee and franchisee fees.

    The increase of $48,000 in adjusting and other fees of Company owned offices from $114,000 in the quarter ended September 30, 1994 to $162,000 in the quarter ended September 30, 1995 represented a 42% increase. The increase reflects an increase in the demand for the Company's services as well as $29,000 in revenues as a result of the acquisition on August 1, 1995 of the operations of the Company's former Tucson licensee.

    The Company's revenues from continuing licensee and franchisee fees increased 10% or $129,000 from $1,271,000 in the quarter ended September 30, 1994 to $1,400,000 in the quarter ended September 30, 1995. This increase reflects the fact that the Company's licensees and franchisees benefited from an increase in claims as insurance companies and self-insureds used their services due to an increase in volume of claims. Also, to a greater degree, this increase reflects the effect of new licensees and franchisees and rate increases.

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

    Compensation and Fringe Benefits
    --------------------------------

    Compensation and fringe benefits represented approximately 48% of the Company's costs and expenses and represent the largest single item of expense. These expenses increased 17% or $69,000 from $399,000 in the three months ended September 30, 1994 to $468,000 in the quarter ended September 30, 1995. The increase was the result of the Company hiring additional employees to staff the recently acquired Tucson location and to handle the increased work load in the corporate office and for cost of living and merit raises given to employees.


    Expenses Other Than Compensation and Fringe Benefits
    ----------------------------------------------------

    The Company's expenses other than compensation and fringe benefits increased $32,000 during the three months ended September 30, 1995 as compared to the same quarter of the prior fiscal year. The principal items affecting these expenses were a $65,000 decrease in legal expenses primarily related to the Company's litigation in California with a former licensee, a $24,000 increase in advertising and promotion expenses, and a $28,000 increase in office expenses primarily related to integration of the Tucson office.

    Expenses Other Than Compensation and Fringe Benefits (continued)
    ----------------------------------------------------------------

    The balance of the Company's costs and expenses did not significantly changed from the same period of the prior fiscal year.

    Income Taxes
    ------------

    The Company's income taxes were 39% of its income before taxes, or approximately the same as they were in the prior fiscal year. Changes made in the tax laws by various states and by federal government did not have a material affect on the Company's overall tax rates.

    Other Income
    ------------

    The Company's other income decreased $5,000 or 13% from $40,000 in the quarter ended September 30, 1994 to $35,000 in the quarter ended September 30, 1995. The most significant decrease in other income was the decline in the sales of computer software to the Company's licensees.

    Net Income
    ----------

    The Company's net income for the quarter ended September 30, 1995, increased $18,000 or 7% from $268,000 in the quarter ended September 30, 1994 to $286,000 in the quarter ended September 30, 1995. The most significant items affecting net income were the $138,000 increase in revenues, the $69,000 increase in compensation and fringe benefits and the $32,000 increase in other expenses.


    PART II: OTHER INFORMATION

    Item 1 - Legal Proceedings

    A Declaratory Judgment was filed in May 1994 against the Company in the Superior Court of Los Angeles, California, regarding the interpretation of certain sections of the Company's license agreement with the plaintiff, a licensee. In June 1994 the Company removed the case to U.S. District Court and raised certain counter claims for violation of the Company's license agreement. The Company terminated the licensee's agreement effective January 1, 1995. Subsequent to the termination, the plaintiff amended his complaint to include wrongful termination of his license agreement. On May 1, 1995, the U.S. District Court granted the Company's motion for Summary Judgement regarding all outstanding claims by the plaintiff. On June 19, 1995, the Court granted the Company's Summary Judgement motion regarding its claims against the former licensee including $204,144 in unpaid licensee fees and for court costs which amounted to approximately $24,000. In July 1995, the plaintiff appealed this judgment and that appeal is currently pending before the U.S. Court of Appeals for the Ninth Circuit.

    In August 1995, Mark Brockband and Alan Bird individually and on behalf of certain Underwriters at Lloyd's, London, a client of a former franchisee of the Company, filed a complaint against multiple defendants including the Company in the District Court of Dallas County, Texas. The complaint arises from the alleged embezzlement of over $700,000 by the former franchisee. The complaint alleges claims against the Company including breach of contract, breach of fiduciary duty, negligence, negligent supervision, negligent misrepresentation and negligent licensing. The complaint seeks unspecified damages from the Company. The Company's insurance carrier is defending the suit. The Company is vigorously contesting the plaintiff's allegations as to the Company and believes that its defenses are meritorious. The Company does not believe that the results of this litigation will have a material adverse effect on the Company's results of operations.

    From time to time in the normal course of its business, the Company is named as a defendant in lawsuits.

    The Company does not believe that it is subject to any such lawsuits or litigation or threatened lawsuits or litigation that will have a material adverse effect on the Company or its business.

    Item 3 - Submission of Matters to a Vote of Security Holders

    On October 11, 1996, the Company held its annual shareholders meeting.

    The Company's Board of Directors were reelected with 4,327,851 shares being cast and 200 shares abstaining. The Directors elected and the numbers of votes each received are as follows:

         Patric R. Greer                                       4,290,104
         George M. Hill                                        4,292,835
         Francis J. LaPallo                                    4,294,346
         Louis T. Mastos                                       4,292,585
         James S. Rocke                                        4,294,596
         William J. Rocke                                      4,306,911
         Jean E. Ryberg                                        4,307,671
         Merlin J. Schumann                                    4,294,596
         William W. Strawther, Jr.                             4,607,835
         Scott R. Younker                                      4,294,896

    The Company's shareholders approved the adoption of the Frontier Adjusters of America, Inc. 1996 Stock Option Plan with 3,196,454 affirmative votes, 142,197 against and 3,350 abstaining.

    The Company's shareholders ratified the appointment of McGladrey & Pullen, LLP, Certified Public Accountants, as the auditors of the Company for the Company's fiscal year ending June 30, 1997, with 4,301,901 affirmative votes, 400 against and 25,550 abstaining.

    Response to items one through five not listed above are omitted since these items are either inapplicable or the response thereto would be negative.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 FRONTIER ADJUSTERS OF AMERICA, INC.


Date:    October 24, 1996                        /s/    William J. Rocke
      -----------------------                    -----------------------
                                                 William J. Rocke, Chief Executive Officer/Chairman of the
                                                 Board, Director, Principal Financial Officer


Date:    October 24, 1996                        /s/     Jean E. Ryberg
      -----------------------                    ----------------------
                                                 Jean E. Ryberg, President, Director