Form 10-Q
period 1996-12-31
FRONTIER ADJUSTERS OF AMERICA INC
filed 1997-02-04
CIK 735349

CONFORMED

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period _______________________ to _________________________

Commission File Number    1-12902
                      ---------------------

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

                                                 Yes   X        No
                                                     -----         -----



Number of shares of Common Stock outstanding on January 28, 1997       4,605,358
                                                                      ----------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                December 31, 1996        June 30, 1996
                                                                -----------------        -------------
                                                                   (unaudited)                (*)
                                                ASSETS
                                                ------

CURRENT ASSETS
   Cash and cash equivalents                                        $1,042,535             $  534,540
   Investments                                                       1,270,334              1,249,463
   Receivables                                                       1,552,652              1,549,185
   Prepaid expenses                                                    202,133                288,893
   Other                                                               167,851                159,451
                                                                    ----------             ----------
        TOTAL CURRENT ASSETS                                         4,235,505              3,781,532
                                                                    ----------             ----------

PROPERTY AND EQUIPMENT                                               2,427,794              2,436,167
   Less accumulated depreciation and amortization                      639,462                881,766
                                                                    ----------             ----------
                                                                     1,788,332              1,554,401
                                                                    ----------             ----------

OTHER ASSETS
   Cost of subsidiary in excess of net tangible assets acquired        213,817                213,817
   Less accumulated amortization                                       175,663                174,508
                                                                    ----------             ----------
                                                                        38,154                 39,309
   Receivables (Long term)                                             342,000                327,000
   Investments (Long term)                                             751,050                750,730
   Other                                                               354,082                422,780
                                                                    ----------             ----------
                                                                     1,485,286              1,539,819
                                                                    ----------             ----------
        TOTAL ASSETS                                                $7,509,123             $6,875,752
                                                                    ==========             ==========


                                              LIABILITIES
                                              -----------

CURRENT LIABILITIES
   Accounts payable                                                 $   32,659              $   11,666
   Accrued expenses                                                    276,976                 263,806
   Franchisee/licensee remittance payable                              393,881                 135,518
   Current portion long term liability                                  25,580                  24,672
   Other                                                               207,613                 149,308
                                                                    ----------              ----------
        TOTAL CURRENT LIABILITIES                                      936,709                 584,970
                                                                    ----------              ----------

LONG TERM LIABILITY                                                     46,962                  59,983
                                                                    ----------              ----------

STOCKHOLDERS' EQUITY
   Common stock                                                         47,820                  47,820
   Additional paid in capital                                        2,148,470               2,148,470
   Treasury stock                                                     (529,584)               (485,219)
   Other                                                                 6,167                  (6,691)
   Retained earnings                                                 4,852,579               4,526,419
                                                                    ----------              ----------
                                                                     6,525,452               6,230,799
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $7,509,123              $6,875,752
                                                                    ==========              ==========

*Condensed from audited financial statements.
 The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                    Six Months Ended              Three Months Ended
                                                      December 31,                    December 31,
                                                ------------------------        ------------------------
                                                   1996          1995              1996          1995
                                                   ----          ----              ----          ----
REVENUES
   Continuing licensee and
    franchisee fees                             $2,688,729    $2,442,228        $1,300,431    $1,195,333
    Adjusting fees                                 479,995       318,768           204,764       156,997
                                                ----------    ----------        ----------    ----------
                                                 3,168,724     2,760,996         1,505,195     1,352,330
                                                ----------    ----------        ----------    ----------


COST AND EXPENSES
   Compensation and employee benefits            1,262,882       948,640           611,726       480,271
   Office                                          202,359       204,830           101,995        94,885
   Advertising and promotion                       140,088       185,936            58,891       112,119
   Depreciation and amortization                   114,168        88,557            58,213        45,066
   Provision for doubtful accounts                  90,000        70,000            45,000        35,000
   Other                                           369,032       430,314           159,626       189,420
                                                ----------    ----------        ----------    ----------
                                                 2,178,529     1,928,277         1,035,451       956,761
                                                ----------    ----------        ----------    ----------
INCOME FROM OPERATIONS                             990,195       832,719           469,744       395,569
                                                ----------    ----------        ----------    ----------

OTHER INCOME (EXPENSE)
   Interest income                                  74,176        70,123            37,985        38,610
   Other (Net)                                      46,537        16,298            39,184        13,172
                                                ----------    ----------        ----------    ----------
   TOTAL OTHER INCOME (EXPENSE)                    120,713        86,421            77,169        51,782
                                                ----------    ----------        ----------    ----------
   INCOME BEFORE INCOME TAXES                    1,110,908       919,140           546,913       447,351


INCOME TAXES                                       438,798       361,507           217,066       175,756
                                                ----------    ----------        ----------    ----------
   NET INCOME                                   $  672,110    $  557,633        $  329,847    $  271,595
                                                ==========    ==========        ==========    ==========


Weighted Average Shares
 outstanding                                     4,610,021     4,623,800         4,605,358     4,609,658
                                                ==========    ==========        ==========    ==========

NET INCOME PER COMMON SHARE                     $      .15    $      .12        $      .07    $      .06
                                                ==========    ==========        ==========    ==========

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                   Six Months Ended December 31, 1996 and 1995

                                                                  1996              1995
                                                               ----------          -------
NET INCOME                                                    $  672,110         $  557,633
                                                              ----------         ----------
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization:
        Operations                                               114,168             88,557
        Other                                                        546                 --
   (Gain) on disposition of property and equipment               (24,775)            (1,667)
   Allowance for doubtful accounts                               (50,295)            16,144
Change in assets and liabilities:
(Increase) decrease in:
   Receivables                                                   220,935            276,260
   Prepaid expenses                                               86,760             66,692
   Other                                                         (45,959)           (63,187)
Increase (decrease) in:
   Accounts payable                                               20,993             83,245
   Accrued expenses                                               13,170           (155,536)
   Franchisee and licensee remittance payable                    258,363           (148,390)
   Other                                                          14,304             15,343
                                                              ----------         ----------
Total adjustments                                                608,210            177,461
                                                              ----------         ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               1,280,320            735,094
                                                              ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (275,599)           (27,064)
   Investments purchased                                        (974,115)          (986,675)
   Proceeds from sales of investments                          1,000,000          1,000,000
   License acquisition                                           (25,000)           (64,000)
   Payments on License acquisition                               (18,113)           (11,268)
   Advances to licensees and franchisees                      (1,914,581)        (1,949,046)
   Collections of advances to licensees and franchisees        1,825,397          1,732,821
                                                              ----------         ----------
   NET CASH PROVIDED (USED IN) BY INVESTING ACTIVITIES          (382,011)          (305,232)
                                                              ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                                               (345,949)          (323,770)
   Common stock repurchased                                      (44,365)           (95,817)
                                                              ----------         ----------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (390,314)          (419,587)
                                                              ----------         ----------

NET INCREASE (DECREASE) IN CASH                                  507,995             10,275
   Cash at beginning of the period                               534,540            358,960
                                                              ----------         ----------
   Cash at the end of the period                              $1,042,535         $  369,235
                                                              ==========         ==========

Supplemental disclosures of Cash Flow information
Cash paid during the period
   Income taxes                                               $  515,344         $  455,788
   Interest                                                   $    4,442         $    3,741

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(1) Basis of Presentation
-------------------------

    The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations for the interim periods.

    The results of operations for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

(2) Supplemental Cash Flow Information
--------------------------------------

    On August 19, 1996, the Company reacquired the license for the St. Petersburg/Clearwater, Florida territory. The purchase price was $75,000 to be paid $25,000 on date of purchase and monthly payments of $2,000 plus interest at the prime rate plus 2%. As of December 31, 1996, the Company had paid the $25,000 down and $6,000 towards the balance. On January 6, 1997, the Company paid the balance of the purchase price of $44,000.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the
    Company's "expectations", "anticipation", "intentions", "beliefs", or "strategies" regarding the future. Forward looking statements include statements regarding revenue, margins, expenses, and earnings analysis with regard to the Company or with regard to the Company's licensees and franchisees for the remainder of fiscal 1997 and thereafter; improvement of, and growth in the number of, licensees and franchisees; future spending on marketing and product development strategy; and liquidity and anticipated availability of cash for operations, acquisitions, or payment of dividends. All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in this Report, including but not limited to the extent and nature of natural disasters in geographic areas serviced by the Company or by its licensees and franchisees; management decisions by insurance companies and self-insureds to increase or decrease the degree to which they contract for services offered by the Company, its licensees or franchisees; the Company's ability to identify and attract new qualified licensees and franchisees; the Company's ability to successfully manage offices reacquired from existing licensees and franchisees; and uninsured liability for acts or omissions of the Company's employees, licensees, or franchisees.

    Financial Condition
    -------------------

    The Company has historically financed its growth and on going operations with cash generated from operations. In the six months ended December 31, 1996, the Company's operations generated $1,280,000 in cash.

    Compared to the last fiscal year, the most significant item affecting cash provided by the Company's operations is the $258,000 increase in franchisee and licensee remittance payable. The Company, pursuant to agreements with its licensees and franchisees, acts as a collection agent for all of its licensees. The Company remits to its licensees the collections, less the on-going license fee and any amounts due the Company, e.g., loan repayments, errors and omissions insurance premium. The day of the week that the

    Company's fiscal period ends, therefore, can have a significant effect on the reported amount that is due to licensees and franchisees. The Company's financial statements as of December 31, 1996 reflect net collections payable to franchisees for three days of $394,000 and as of June 30, 1996 reflect collections for one day of $136,000.

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

    Through its capital investment program, the Company replaces obsolete or outdated equipment and invests in new equipment and furnishings to maintain or increase the productivity of the Company and its employees. The Company anticipates investing $100,000 to $200,000 in fiscal 1997 for equipment and furnishings pursuant to its capital investment program. Additionally, in October 1996 the Company acquired a parcel of land and building adjacent to its Corporate offices. The purchase price was $170,000 and was paid during the second quarter of the Company's current fiscal year.

    Management believes that the Company will be able to fund all of its cash requirements (i.e. current operations, capital asset acquisition and the payment of dividends) from currently available cash funds generated from operations.

    The Company's ratio of current assets to current liabilities was 4.52 to 1 as of December 31, 1996 and 6.46 to 1 as of June 30, 1996.

    Results of  Operations - Six Months Ended  December 31, 1996 Compared to Six
    ----------------------------------------------------------------------------
    Months Ended December 31, 1995
    ------------------------------

    Revenues
    --------

    The Company's revenues increased 15% or $408,000 to $3,169,000 during the six months ended December 31, 1996 from $2,761,000 in the same period of the prior fiscal year. This increase represents a combined $161,000 increase in adjusting and risk management fees and a $247,000 increase in continuing licensee and franchisee fees.

    The increase of $161,000 in adjusting and risk management fees from $318,000 in the six months ended December 31, 1995 to $480,000 for the six months ended December 31, 1996 represents a 51% increase. A substantial portion of this increase is related to a major storm that occurred in mid August 1996 in the Phoenix, Arizona metropolitan area where the Company has claims offices. Claims resulting from this storm provided the Company with $100,000 in adjusting services revenues in the six months ended December 31, 1996. Additionally, the Company had an increase in fees of $44,000 from its Tucson office which was acquired from a licensee in the first quarter of the prior fiscal year. The balance of the increase represents an increase in the demand for the services provided by Company owned offices.

    The Company's revenues from continuing licensee and franchisee fees increased 10% or $247,000 from $2,442,000 in the six months ended December 31, 1995 to $2,689,000 in the six months ended December 31, 1996. This increase reflects the benefit to the Company's licensees and franchisees from an increase in claims as insurance companies and self-insureds use their services due to an increase in volume of claims. Also, to a greater degree, this increase reflects the effect of new licensees and franchisees and rate increases.

    The Company's revenues are affected by numerous matters including the work loads of other companies and claims presented by their clients. The Company, therefore, is unable to project its future revenues. The Company has, however, seen growth in licensee and franchisee fees paid, and management believes that the Company will continue to realize growth in continuing licensing and franchising fees in the future as it works
    to  improve   existing  and  add  qualified   licensees   and   franchisees.
    Additionally, the Company will continue to reflect revenues from the recently purchased Tucson operation.

    Compensation and Fringe Benefits

    Compensation and fringe benefits represent approximately 58% of the Company's costs and expenses and represent the largest single item of expense. These expenses increased 33% or $314,000 from $949,000 in the six months ended December 31, 1995 to $1,263,000 in the current six month period. This increase is the result of the addition of an Executive Vice President to the Company's management team, additional employees hired including temporary employees to handle increased work loads in the Corporate office, increased bonus related to the Company's rising income and cost of living and merit increases given to employees.

    Expenses Other Than Compensation and Fringe Benefits

    The Company's expenses other than compensation and fringe benefits decreased $64,000 during the six months ended December 31, 1996 as compared to the same period of the prior fiscal year. The principal items affecting these expenses are a $58,000 decrease in legal expenses, a $26,000 increase in depreciation expense due to capital expenditures in the prior fiscal year, and a $45,000 decrease in advertising and promotion expense representing advertising not placed in the current year that was placed in the previous year.

    The balance of the Company's costs and expenses have not significantly changed from the same period of the prior year.

    Income Taxes
    ------------

    The Company's income taxes for the six months ended December 31, 1996, were 39% of its income before taxes, or approximately the same as they were in the same period of the prior fiscal year. Changes made in the tax laws by various states and by the federal government have not had a material affect on the Company's current overall tax rates, however, this could change at any time.

    Other Income

    The Company's other income increased $34,000 or 40% from $86,000 in the six months ended December 31, 1995 to $121,000 in the current six month period. The most significant items affecting other income are a $3,000 increase in the sales of computer software to the Company's licensees and franchisees, a $4,000 increase in interest income and a $23,000 gain on the disposition of capital equipment.

    Net Income

    The Company's net income for the six months ended December 31, 1996, increased $114,000 or 21% from $362,000 in the six months ended December 31, 1995 to $672,000 in the current period. The most significant items affecting net income were the $408,000 increase in revenues, the $314,000 increase in compensation and fringe benefits and the $64,000 decrease in other expenses.

    Results of  Operations - Three Months  Ended  December 31, 1996  Compared to
    ----------------------------------------------------------------------------
    Three Months Ended December 31, 1995
    ------------------------------------

    Revenues
    --------

    The Company's revenues increased 11% or $153,000 to $1,505,000 in the three months ended December 31, 1996 from $1,352,000 in the same period of the prior fiscal year. This increase represents a combined $48,000 increase in adjusting and risk management fees and a $105,000 increase in continuing licensee and franchisee fees.

    The increase of $48,000 in adjusting and other fees of Company owned offices from $157,000 in the three months ended December 31, 1995 to $205,000 in the three months ended December 31, 1996 represented a 30% increase. The increase reflects an increase in the demand for the Company's services as well as revenues from the Company's Tucson operation acquired in August of 1995.

    The Company's revenues from continuing licensee and franchisee fees increased 9% or $105,000 from $1,195,000 in the three months ended December 31, 1995 to $1,300,000 in the three months ended December 31, 1996. This increase reflects the benefit of the Company's licensees and franchisees from an increase in claims as insurance companies and self-insureds used their services due to an increase in volume of claims. Also, to a greater degree, this increase reflects the effect of new licensees and franchisees and rate increases.

    The Company's revenues are affected by numerous matters including the work loads of other companies and claims presented by their clients. The Company, therefore, is unable to project its future revenues. The Company has, however, seen growth in licensee and franchisee fees paid and management believes that the Company will continue to realize growth in continuing licensing and franchising fees in the future as it works to improve existing and to add qualified licensees and franchisees.

    Compensation and Fringe Benefits
    --------------------------------

    Compensation and fringe benefits represented approximately 59% of the Company's costs and expenses and represent the largest single item of expense. These expenses increased 27% or $132,000 from $480,000 in the three months ended December 31, 1995 to $612,000 in the three months ended
    December 31, 1996. The increase is the result of the addition of an Executive Vice President to the Company's management team, the addition of employees to handle the increased work load in the corporate office, increased bonuses tied to income and for cost of living and merit raises given to employees.

    Expenses Other Than Compensation and Fringe Benefits
    ----------------------------------------------------

    The Company's expenses other than compensation and fringe benefits decreased $53,000 during the three months ended December 31, 1996 as compared to the same quarter of the prior fiscal year. The principal items affecting these expenses were a $21,000 decrease in legal expenses and a $53,000 decrease in advertising and promotion expenses.

    The balance of the Company's costs and expenses did not significantly changed from the same period of the prior fiscal year.

    Income Taxes
    ------------

    The Company's income taxes for the three months ended December 31, 1996, were 39% of its income before taxes, or approximately the same as they were in the same period of the prior fiscal year. Changes made in the tax laws by various states and by federal government did not have a material affect on the Company's overall tax rates.

    Other Income
    ------------

    The Company's other income increased $25,000 or 49% from $52,000 in the three months ended December 31, 1995 to $77,000 in the three months ended December 31, 1996. The most significant increase in other income was the gain on disposition of fixed assets of $24,000.

    Net Income
    ----------

    The Company's net income for the three months ended December 31, 1996, increased $58,000 or 21% from $272,000 in the three months ended December 31, 1995 to $330,000. The most significant items affecting net income were the $153,000 increase in revenues, the $132,000 increase in compensation and fringe benefits and the $53,000 decrease in other expenses.


    PART II: OTHER INFORMATION

    Item 1 - Legal Proceedings

    A Declaratory Judgment action was filed in May 1994 against the Company in the Superior Court of Los Angeles, California, regarding the interpretation of certain sections of the Company's license agreement with the plaintiff, a licensee. In June 1994 the Company removed the case to U.S. District Court and raised certain counter claims for violation of the Company's license agreement. The Company terminated the licensee's agreement effective January 1, 1995. Subsequent to the termination, the plaintiff amended his complaint to include wrongful termination of his license agreement. On May 1, 1995, the U.S. District Court granted the Company's motion for Summary Judgement regarding all outstanding claims by the plaintiff. On June 19, 1995, the Court granted the Company's Summary Judgement motion regarding its claims against the former licensee including $204,144 in unpaid licensee fees and for court costs which amounted to approximately $24,000. In July 1995, the plaintiff appealed this judgment, and on December 17, 1996, the U.S. Court of Appeals for the Ninth Circuit affirmed the judgement of the District Court.

    In August 1995, Mark Brockbank and Alan Bird individually and on behalf of certain Underwriters at Lloyd's, London, a client of a former franchisee of the Company, filed a complaint against multiple defendants, including the Company, in the District Court of Dallas County, Texas. The complaint arises from the alleged embezzlement of over $700,000 by the former franchisee. The complaint alleges claims against the Company including breach of contract, breach of fiduciary duty, negligence, negligent supervision, negligent misrepresentation and negligent licensing. The complaint seeks unspecified damages from the Company. The Company's insurance carrier is defending the suit subject to a reservation of rights. The Company is vigorously contesting the plaintiff's allegations as to the Company and believes that its defenses are meritorious. The Company does not believe that the results of this litigation will have a material adverse effect on the Company's results of operations.

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


                             FRONTIER ADJUSTERS OF AMERICA, INC.



    Date:          2/3/97    /s/         William J. Rocke
          -----------------  ---------------------------------------------------
                             William J. Rocke, Chief Executive Officer/Chairman
                             of the Board, Director, Principal Financial Officer


    Date:          2/3/97    /s/         Jean E. Ryberg
         -----------------   ---------------------------------------------------
                             Jean E. Ryberg, President, Director
                                        9