Form 10-Q
period 1997-03-31
FRONTIER ADJUSTERS OF AMERICA INC
filed 1997-05-13
CIK 735349

CONFORMED

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997

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

                                                    Yes   X        No



Number of shares of Common Stock outstanding on April 30, 1997         4,605,358
                                                                      ----------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 March 31, 1997         June 30, 1997
                                                                 --------------         -------------
                                                                  (unaudited)                (*)
                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash and cash equivalents                                        $1,308,205            $   534,540
   Investments                                                       1,244,887              1,249,463
   Receivables                                                       1,528,573              1,549,185
   Prepaid expenses                                                    182,124                288,893
   Other                                                               165,151                159,451
                                                                    ----------             ----------
        TOTAL CURRENT ASSETS                                         4,428,940              3,781,532
                                                                    ----------             ----------

PROPERTY AND EQUIPMENT                                               2,435,366              2,436,167
   Less accumulated depreciation and amortization                      676,638                881,766
                                                                    ----------             ----------
                                                                     1,758,728              1,554,401
                                                                    ----------             ----------

OTHER ASSETS
   Cost of subsidiary in excess of net tangible assets acquired        213,817                213,817
   Less accumulated amortization                                       176,240                174,508
                                                                    ----------             ----------
                                                                        37,577                 39,309
   Receivables (Long term)                                             354,000                327,000
   Investments (Long term)                                             751,207                750,730
   Other                                                               391,205                422,780
                                                                    ----------             ----------
                                                                     1,533,989              1,539,819
                                                                    ----------             ----------
        TOTAL ASSETS                                                $7,721,657             $6,875,752
                                                                    ==========             ==========

                                   LIABILITIES
                                   -----------

CURRENT LIABILITIES
   Accounts payable                                                $    29,717             $    11,666
   Accrued expenses                                                    384,978                 263,806
   Franchisee/licensee remittance payable                              407,792                 135,518
   Current portion long term liability                                  26,046                  24,672
   Other                                                               228,745                 149,308
                                                                    ----------             ----------
        TOTAL CURRENT LIABILITIES                                    1,077,278                 584,970
                                                                    ----------             ----------


LONG TERM LIABILITY                                                     40,273                  59,983
                                                                    ----------             ----------

STOCKHOLDERS' EQUITY
   Common stock                                                         47,820                  47,820
   Additional paid in capital                                        2,148,470               2,148,470
   Treasury stock                                                     (529,584)               (485,219)
   Other                                                                (7,616)                 (6,691)
   Retained earnings                                                 4,945,016               4,526,419
                                                                    ----------             ----------
                                                                     6,604,106               6,230,799
                                                                    ----------             ----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $7,721,657              $6,875,752
                                                                    ==========              ==========

*Condensed from audited financial statements.
 The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                   Nine Months Ended                    Three Months Ended
                                                   March 31,                            March 31,
                                                   -----------------------              ------------------------
                                                    1997            1996                 1997              1996
                                                   ------          ------               ------            ------
REVENUES
   Continuing licensee and
    franchisee fees                             $3,993,862       $3,695,428           $1,305,133       $1,253,200
   Adjusting fees                                  660,627          462,202              180,632          143,434
                                                ----------       ----------           ----------       ----------
                                                 4,654,489        4,157,630            1,485,765        1,396,634
                                                ----------       ----------           ----------       ----------


COST AND EXPENSES
   Compensation and employee benefits            1,854,557        1,457,540              591,675          508,900
   Office                                          283,675          286,646               81,316           81,816
   Advertising and promotion                       261,176          320,333              121,088          134,397
   Depreciation and amortization                   173,974          136,297               59,807           47,740
   Provision for doubtful accounts                 135,000          115,000               45,000           45,000
   Other                                           564,655          588,100              195,622          157,786
                                                ----------       ----------           ----------       ----------
                                                 3,273,037        2,903,916            1,094,508          975,639
                                                ----------       ----------           ----------       ----------
INCOME FROM OPERATIONS                           1,381,452        1,253,714              391,257          420,995
                                                ----------       ----------           ----------       ----------

OTHER INCOME (EXPENSE)
   Interest income                                 113,738          105,272               39,562           35,149
   Other (Net)                                      52,956           20,570                6,419            4,272
                                                ----------       ----------           ----------       ----------
   TOTAL OTHER INCOME (EXPENSE)                    166,694          125,842               45,981           39,421
                                                ----------       ----------           ----------       ----------
   INCOME BEFORE INCOME TAXES                    1,548,146        1,379,556              437,238          460,416


INCOME TAXES                                       610,899          542,982              172,101          181,475
                                                ----------       ----------           ----------       ----------
   NET INCOME                                   $  937,247       $  836,574           $  265,137       $  278,941
                                                ==========       ==========           ==========       ==========


Weighted Average Shares
 outstanding                                     4,608,489        4,619,120            4,605,358        4,609,658
                                                ==========       ==========           ==========       ==========

NET INCOME PER COMMON SHARE                     $      .20       $      .18           $      .06       $      .06
                                                ==========       ==========           ==========       ==========

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                    Nine Months Ended March 31, 1997 and 1996

                                                                                    1997               1996
                                                                                 ----------         ----------
NET INCOME                                                                       $  937,247         $  836,574
                                                                                 ----------         ----------
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization:
        Operations                                                                  173,974            136,297
        Other                                                                         1,092                 --
   (Gain) on disposition of property and equipment                                  (24,775)            (1,667)
   Allowance for doubtful accounts                                                   (7,542)           115,000
Change in assets and liabilities:
(Increase) decrease in:
   Receivables                                                                      228,903            333,495
   Prepaid expenses                                                                 106,769             56,299
   Other                                                                            (57,130)           (58,833)
Increase (decrease) in:
   Accounts payable                                                                  18,051             59,425
   Accrued expenses                                                                 121,172            (34,847)
   Franchisee and licensee remittance payable                                       272,274            (66,285)
   Other                                                                             79,437             34,577
                                                                                 ----------         ----------
Total adjustments                                                                   912,225            573,461
                                                                                 ----------         ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                  1,849,472          1,410,035
                                                                                 ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                            (283,171)           (74,306)
   Investments purchased                                                         (1,948,737)        (1,982,602)
   Proceeds from sales of investments                                             2,000,000          2,000,000
   License acquisition                                                              (85,500)           (64,000)
   Payments on License acquisition                                                  (68,336)           (17,057)
   Advances to licensees and franchisees                                         (2,883,089)        (2,951,987)
   Collections of advances to licensees and franchisees                           2,756,041          2,711,148
                                                                                 ----------         ----------
   NET CASH PROVIDED (USED IN) BY INVESTING ACTIVITIES                             (512,792)          (378,804)
                                                                                 ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                                                                  (518,650)          (485,108)
   Common stock repurchased                                                         (44,365)           (95,817)
                                                                                 ----------         ----------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             (563,015)          (580,925)
                                                                                 ----------         ----------

NET INCREASE (DECREASE) IN CASH                                                     773,665            450,306
   Cash at beginning of the period                                                  534,540            358,960
                                                                                 ----------         ----------
   Cash at the end of the period                                                 $1,308,205         $  809,266
                                                                                 ==========         ==========

Supplemental disclosures of Cash Flow information
Cash paid during the period
   Income taxes                                                                  $  632,349         $  577,767
   Interest                                                                      $    6,095         $    5,457

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

    The results of operations for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

(2) Supplemental Cash Flow Information
    ----------------------------------

    On August 19, 1996, the Company reacquired the license for the St. Petersburg/Clearwater, Florida territory. The purchase price was $75,000 to be paid $25,000 on date of purchase and monthly payments of $2,000 plus interest at the prime rate plus 2%. As of December 31, 1996, the Company had paid the $25,000 down and $6,000 towards the balance. On January 6, 1997, the Company paid $44,000 representing the balance of the purchase price at that date.

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

    Financial Condition
    -------------------

    The Company has historically financed its growth and on going operations with cash generated from operations. In the nine months ended March 31, 1997, the Company's operations generated $1,849,000 in cash.

    Compared to the last fiscal year, the most significant item affecting cash provided by the Company's operations is the $272,000 increase in franchisee and licensee remittance payable. The Company, pursuant to agreements with its licensees and franchisees, acts as a collection agent for all of its licensees. The Company remits to its licensees the collections, less the on-going license fee and any amounts due the Company, such as loan repayments, errors and omissions insurance premium. The day of the week that the Company's fiscal period ends, therefore, can have a significant effect on the reported amount that is due to licensees and franchisees.

    The Company's financial statements as of March 31, 1997 reflect net collections payable to franchisees for two days of $408,000 and as of June 30, 1996 which reflects collections for one day of $136,000.

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

    Through its capital investment program, the Company replaces obsolete or outdated equipment and invests in new equipment and furnishings to maintain or increase the productivity of the Company and its employees. The Company anticipates investing between $100,000 to $200,000 in fiscal 1997 for equipment and furnishings pursuant to its capital investment program. Additionally, in October 1996 the Company acquired a parcel of land and building adjacent to its Corporate offices. The purchase price was $170,000 and was paid during the second quarter of the Company's current fiscal year.

    In March 1997 the company acquired the operations of its licensee in Las Vegas / Henderson, Nevada for a purchase price of $50,000. The Company paid the purchase price net of certain amounts owed by the prior Licensee to the Company. The Company began operating the office on April 1, 1997.

    Management believes that the Company will be able to fund all of its cash requirements (i.e. current operations, capital asset acquisition and the payment of dividends) from currently available cash funds generated from operations.

    The Company's ratio of current assets to current liabilities was 4.11 to 1 as of March 31, 1997 and 6.46 to 1 as of June 30, 1996.

    Results of  Operations - Nine Months  Ended March 31, 1997  Compared to Nine
    ----------------------------------------------------------------------------
    Months Ended March 31, 1996
    ---------------------------

    Revenues
    --------

    The Company's revenues increased 12% or $497,000 to $4,654,000 during the nine months ended March 31, 1997 from $4,158,000 in the same period of the prior fiscal year. This increase represents a combined $198,000 increase in adjusting and risk management fees and a $299,000 increase in continuing licensee and franchisee fees.

    The increase of $198,000 in adjusting and risk management fees from $462,000 in the nine months ended March 31, 1996 to $661,000 for the nine months ended March 31, 1997 represents a 43% increase. A substantial portion of this increase is related to a major storm that occurred in mid August 1996 in the Phoenix, Arizona metropolitan area where the Company has claims offices. Claims resulting from this storm provided the Company with $100,000 in adjusting services revenues in the nine months ended March 31, 1997. Additionally, the Company had an increase in fees of $70,000 from its Tucson office which was acquired from a licensee in the first quarter of the prior fiscal year. The balance of the increase represents an increase in the demand for the services provided by Company owned offices.

    The Company's revenues from continuing licensee and franchisee fees increased 8% or $298,000 from $3,695,000 in the nine months ended March 31, 1996 to $3,994,000 in the nine months ended March 31, 1997. This increase reflects the benefit to the Company's licensees and franchisees from an increase in claims as insurance companies and self-insureds use their services due to an increase in volume of claims. Also, to a greater degree, this increase reflects the effect of new licensees and franchisees and rate increases.

    The Company's revenues are affected by numerous matters including the work loads of other companies and claims presented by their clients. The Company has, however, seen growth in licensee and franchisee fees paid. The Company is committed to continue its work to improve existing and to add qualified licensees and it will continue to see growth in licensee and franchisee fees collected in the future. However, recent competition with respect to nationwide purchasers of the services of the Company's licensees and franchisees has become significantly more competitive. The Company attempts to procure nationawide accounts for services on behalf of its licensees and franchisees. Should the Company be unable to procure such accounts on terms as favorable as in the past, or should the Company fail to be the successful bidder on such accounts and be unable to replace the accounts the Company's results of operations could be materially adversely affected. In addition, the Company's results of operations are affected by the revenues from its Tucson operation and will begin to be affected by the revenues from the recently purchased Las Vegas/Henderson operations. The Las Vegas/Henderson operation had gross billings of $158,000 for the former Licensee in the previous twelve months ending March 31, 1997. For the reasons set forth above, the Company is unable to project its future revenues.

    Compensation and Fringe Benefits
    --------------------------------

    Compensation and fringe benefits represent approximately 57% of the Company's costs and expenses and represent the largest single item of expense. These expenses increased 27% or $397,000 from $1,458,000 in the nine months ended March 31, 1996 to $1,855,000 in the current nine month period. This increase is the result of the addition of an Executive Vice President to the Company's management team, additional employees hired including temporary employees to handle increased work loads in the Corporate office, increased bonus related to the Company's rising income and cost of living and merit increases given to employees.

    Expenses Other Than Compensation and Fringe Benefits
    ----------------------------------------------------

    The Company's expenses other than compensation and fringe benefits decreased $28,000 during the nine months ended March 31, 1997 as compared to the same period of the prior fiscal year. The principal items affecting these expenses are a $19,000 decrease in legal expenses, a $37,000 increase in depreciation expense due to capital expenditures in the current fiscal year, and a $59,000 decrease in advertising and promotion expense representing advertising not placed in the current year that was placed in the previous year.

    The balance of the Company's costs and expenses have not significantly changed from the same period of the prior year.

    Income Taxes
    ------------

    The Company's income taxes for the nine months ended March 31, 1997 were 39% of its income before taxes, or approximately the same as they were in the same period of the prior fiscal year. Changes made in the tax laws by various states and by the federal government have not had a material affect on the Company's current overall tax rates, however, this could change at any time.

    Other Income
    ------------

    The Company's other income increased $41,000 or 32% from $126,000 in the nine months ended March 31, 1996 to $167,000 in the current nine month period. The most significant items affecting other income are a $7,000 increase in miscellaneous income, a $8,000 increase in interest income and a $23,000 gain on the disposition of capital equipment.

    Net Income
    ----------

    The Company's net income for the nine months ended March 31, 1997, increased $101,000 or 12% from $837,000 in the nine months ended March 31, 1996 to $937,000 in the current period. The most significant items affecting net income were the $497,000 increase in revenues, the $397,000 increase in compensation and fringe benefits, and the $41,000 increase in other income.

    Results of  Operations - Three Months Ended March 31, 1997 Compared to Three
    ----------------------------------------------------------------------------
    Months Ended March 31, 1996
    ---------------------------

    Revenues
    --------

    The Company's revenues increased 6% or $89,000 to $1,486,000 in the three months ended March 31, 1997 from $1,397,000 in the same period of the prior fiscal year. This increase represents a combined $37,000 increase in adjusting and risk management fees and a $52,000 increase in continuing licensee and franchisee fees.

    The increase of $37,000 in adjusting and other fees of Company owned offices from $143,000 in the three months ended March 31, 1996 to $181,000 in the three months ended March 31, 1997 represents a 26% increase. The increase reflects an increase in the demand for the Company's services as well as revenues from the Company's Tucson operation acquired in August of 1995.

    The Company's revenues from continuing licensee and franchisee fees increased 4% or $52,000 from $1,253,000 in the three months ended March 31, 1996 to $1,305,000 in the three months ended March 31, 1997. This increase reflects the benefit of the Company's licensees and franchisees from an increase in claims as insurance companies and self-insureds used their services due to an increase in volume of claims. Also, to a greater degree, this increase reflects the effect of new licensees and franchisees and rate increases.

    The Company's revenues are affected by numerous matters including the work loads of other companies and claims presented by their clients. The Company has, however, seen growth in licensee and franchisee fees paid. The Company is committed to continue its work to improve existing and to add qualified licensee and franchisees to the Frontier network and the Company believes that it will continue to see growth in licensee and franchisee fees collected in the future. However, recent competition with respect to nationwide purchasers of the services of the Company licensees and franchisees has become significantly more competitive. The Company attempts to procure nationwide accounts for services on behalf of its licensees and franchisees. Should the Company be unable to procure such accounts on terms as favorable as in the past, or should the Company fail to be the successful bidder on such accounts and be unable to replace the accounts, the Company's results of operations could be materially adversely affected. In addition, the Company's results of operations are affected by the revenues from its Tucson operation and will begin to be affected by the revenues from the recently purchased Las Vegas/Henderson operations. The Las Vegas/Henderson operation had gross billing of $158,000 for the former licensee in the previous twelve months ending March 31, 1997. For the reasons set forth above, the Company is unable to project its future revenues.

    Compensation and Fringe Benefits
    --------------------------------

    Compensation and fringe benefits represented approximately 54% of the Company's costs and expenses and represent the largest single item of expense. These expenses increased 16% or $83,000 from $509,000 in the three months ended March 31, 1996 to $592,000 in the three months ended March 31, 1997. The increase is the result of the addition of an Executive Vice President to the Company's management team, the addition of employees to handle the increased work load in the corporate office, increased bonuses tied to income and for cost of living and merit raises given to employees.

    Expenses Other Than Compensation and Fringe Benefits
    ----------------------------------------------------

    The Company's expenses other than compensation and fringe benefits increased $36,000 during the three months ended March 31, 1997 as compared to the same quarter of the prior fiscal year. The principal items affecting these expenses were a $39,000 increase in legal expenses and a $13,000 decrease in advertising and promotion expenses, and a $12,000 increase in depreciation expense.

    The balance of the Company's costs and expenses did not significantly changed from the same period of the prior fiscal year.

    Income Taxes
    ------------

    The Company's income taxes for the three months ended March 31, 1997, were 39% of its income before taxes, or approximately the same as they were in the same period of the prior fiscal year. Changes made in the tax laws by various states and by federal government did not have a material affect on the Company's overall tax rates, however, this could change at any time.

    Other Income
    ------------

    The Company's other income increased $7,000 or 17% from $39,000 in the three months ended March 31, 1996 to $46,000 in the three months ended March 31, 1997. The most significant items affecting other income was a $4,000 increase in interest income and a $3,000 increase in miscellaneous income.

    Net Income
    ----------

    The Company's net income for the three months ended March 31, 1997 decreased $14,000 from $279,000 in the three months ended March 31, 1997 to $265,000. The most significant items affecting net income were the $89,000 increase in revenues, the $83,000 increase in compensation and fringe benefits and the $36,000 increase in other expenses.


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


                                      FRONTIER ADJUSTERS OF AMERICA, INC.



Date:      5/12/97                    /s/         William J. Rocke
     -------------------              ------------------------------------------
                                      William J. Rocke, Chief Executive Officer/
                                      Chairman of the Board, Director


Date:      5/12/97                    /s/         Jean E. Ryberg
     -------------------              ------------------------------------------
                                      Jean E. Ryberg, President, Director
                                        9