Form 10-K
period 1997-06-30
FRONTIER ADJUSTERS OF AMERICA INC
filed 1997-08-22
CIK 735349

CONFORMED
                                    ---------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________________ to ______________________

    Commission file number 1-12902
                             _____________________

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                       ----------------------------------
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

        Registrant's telephone number, including area code (602) 264-1061
                             _____________________

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

                        --------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $4,605,358 as of August 15, 1997.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of August 15, 1997, was 11,513,395.

                                     PART I
                                     ------

1. Item 1 - Business
--------------------

The Company
-----------

Frontier Adjusters of America, Inc., an Arizona corporation (together with its subsidiaries, the "Company"), licenses and franchises independent insurance adjusters (the independent insurance adjusters licensed or franchised by the Company are hereinafter referred to as the "Adjusters") throughout the United States and Canada and provides support services to the Adjusters. The Adjusters are engaged by insurance carriers and self-insured companies to adjust claims made against them by claimants and by policyholders. In addition, the Company and certain of the Adjusters offer risk management services to their clients. As of June 30, 1997, the Company had entered into 476 license and franchise agreements ("Agreements") with 406 entities, operating 411 offices with 646 advertised locations in 50 states, the District of Columbia and Canada. In addition to licensing and franchising Adjusters, the Company owns and operates independent insurance adjusting and risk management businesses in Arizona and Nevada.

General
-------

For its fiscal year ended June 30, 1997, the Company's licensing and franchising activities accounted for approximately 86% of gross revenues, and the Company's Company-owned adjusting and risk management businesses accounted for approximately 14% of gross revenues. For the fiscal years ended June 30, 1996 and June 30, 1995, the Company's licensing and franchising activities accounted for approximately 89% and 91%, respectively, of gross revenues, and the Company's Company-owned adjusting and risk management businesses accounted for approximately 11% and 9%, respectively, of gross revenues. The revenues derived from the Company's operations, as well as the gross billings by Adjusters (upon which the Company's revenues from licensing and franchising activities are based), are set forth in the following table.

                                                  Fiscal Year Ended June 30,
                                          --------------------------------------
                                              1995         1996         1997
                                          --------------------------------------
Gross Billings by Adjusters               $42,690,000  $46,830,000  $48,060,000
 (approximate)
Revenues from Licensing and
 Franchising Activities                     4,783,941    5,044,028    5,278,967
Revenues from Company-owned
 Adjusting and risk management Businesses     456,884      597,956      885,636

For its fiscal year ended June 30, 1997, the Company's licensing and franchising activities accounted for approximately $1,710,000 in income from operations and the Company's Company-owned adjusting and risk management businesses accounted for approximately $63,000 in income from operations. For the fiscal years ended June 30, 1996 and June 30, 1995, the Company's licensing and franchising activities accounted for approximately $1,943,000 and $1,740,000 respectively, in income from operations, the Company's Company-owned adjusting and risk management businesses accounted for approximately $5,000 in income and $29,000 in losses, respectively, from operations.

Although the Company generally considers its client base broad and well diversified, collections received by adjusters from one insurance company, Scottsdale Insurance Company, represented royalty fees to the Company of 18.8%, 20.8% and 21.8% of continuing licensee and franchisee fees for the years ended June 30, 1997, 1996 and 1995, respectively. In June 1997 this client elected to cease purchasing adjusting services from the Company and its Adjusters. It is anticipated that the transition will take approximately 60 to 90 days.

Claims Adjusting
----------------

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

Risk management related services consist primarily of providing services to in-house risk managers of self-insureds whose internal resources do not include expertise in claims adjusting or other aspects of claims management. Risk management services, which also are often referred to in the industry as "third party administration" include administering claims, working with self-insurers to decide whether certain claims need external investigation, coordinating the efforts of the field investigation with internal claims review activities, generating necessary statistical reports and paying losses. The insurance companies responsible for the excess coverage of the self-insured clients often play a significant role in the selection and retention of risk management or third party administration and related services.

Licensing and Franchising
-------------------------

The major part of the Company's revenues are derived under its license and franchise agreements (the "Agreements") with the Adjusters. Pursuant to the terms of the Agreements, an Adjuster is authorized to use, within a designated geographic area, the Company's service mark in providing adjusting and risk management-related services. In addition, an Adjuster is provided with a computerized central collection and rebilling service and national advertising referral by the Company. The Company receives a 10% or 15% royalty fee on all of the Adjusters' collections depending upon the Agreement with the Adjuster. In fiscal 1997, the Company retained 11.0% of the Adjusters' collections as royalty fees from this arrangement.

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

Operation of Independent Adjusters
----------------------------------

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

Upon providing services to a client, the Adjuster prepares a bill to the client for the Adjuster's services. The form of invoice, which is supplied by the Company, indicates that remittance is to be made directly to the Company's address. Upon receipt of payment from the client, the Company withholds the royalty fee together with any reimbursements due to the Company for liability and errors and omissions insurance premiums the Company may have paid on behalf of the Adjuster and repayments for any credits, loans or advances the Company may have made to the Adjuster. The Company rebills uncollected invoices monthly. The Company's arrangements with Adjusters located in Canada differ from the foregoing in that those Adjusters' clients send their remittance to the Company's franchisee in Regina, Saskatchewan, Canada, who then deposits the amount remitted into the Company's bank account.

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

To assist new Adjusters in meeting their business and personal expenses during their initial period as Adjusters, the Company may advance funds to them against future billings. Typically such advances are made semi-monthly and average approximately $2,500. The number of Adjusters to whom semi-monthly advances are being made typically varies between 15 and 25. The Company believes that these arrangements provide new Adjusters assistance in making the transition from being employees of other adjusting firms to becoming the owners of their own businesses and, therefore, aid the Company to attract highly qualified individuals as Adjusters.

In addition to advancing funds to new Adjusters, the Company frequently lends money to Adjusters who have been with the Company for a longer period. These loans may either be loans that are repaid on a weekly basis out of their collections, or advances against accounts receivable. The Company generally requires that advances against receivables be repaid in full within 45 days.

The Company does not charge interest on any loans or advances made to Adjusters. During the past four fiscal years, the Company has loaned or advanced an average aggregate of $293,205 per month and has received reimbursement of an average of $277,345 per month. At June 30, 1997, the Company had approximately $1,450,000 in outstanding loans or advances. During the past four fiscal years, the Company has written off an average of $124,351 per year due to bad debts related to these arrangements.

License and Franchise Agreements
--------------------------------

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

Pursuant to the Agreement, the Adjuster is required to pay to the Company a royalty fee equal to 10% or 15% of the Adjuster's collections. The Adjuster is required to prepare initial billings to his or her clients and to send a copy of each invoice to the Company. Each invoice states that the payment is to be made to the Company. After the Company deducts its royalty fee from the Adjuster's collections, the Company remits the balance to the Adjuster on a weekly basis. In addition to deducting its royalty fee, the Company also deducts from the amounts remitted to the Adjuster the Adjuster's general liability and errors and omissions insurance premiums and the periodic repayment of credits, loans and advances.

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

The Adjuster is required to reimburse the Company for the premiums and other costs and expenses necessary to keep in force an errors and omissions insurance policy. The Agreement also requires the Adjuster to hold the Company harmless from, and to indemnify the Company for, any acts of the Adjuster. This indemnification includes paying the errors and omissions deductible or any other amounts that the Company is obligated to pay on an errors and omissions claim arising out of a transaction handled by the Adjuster.

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

The Adjuster may terminate the Agreement upon 30 days' prior written notice to the Company. The Company may terminate the Agreement upon the occurrence of, among other things, any of the following: the voluntary abandonment of the business by the Adjuster, the conviction of the Adjuster for certain offenses, the failure of the Adjuster to cure a default under the Agreement, any action that materially impairs the goodwill associated with the Company's service mark, and the failure to meet performance goals. In addition, the Company may terminate the Agreement for good cause, which includes, among other things, the bankruptcy or insolvency of the Adjuster, a lack of response on the telephone and a failure to pick up the mail by the Adjuster for a period of 12 days. Other actions by the Adjuster that would entitle the Company to terminate the Agreement include the Adjuster's failure to provide the Company with copies of invoices for services performed by the Adjuster, the failure to instruct a customer to make payments to the Company, and the failure to keep and maintain a telephone listing and service.

Company-owned Insurance Adjusting Business
------------------------------------------

In addition to its operations as a licensor and franchisor, the Company conducts independent insurance adjusting and risk management operations in Arizona and Nevada.

                             SPECIAL CONSIDERATIONS
                             ----------------------

The following factors, in addition to those discussed elsewhere in this report, should be carefully considered in evaluating the Company and its business.

The Insurance Adjusting Business
--------------------------------

The insurance adjusting business is dependent upon the volume of claims that require adjusting services. Several factors, including among others, the climate and the incidence of natural and manmade disasters, will impact the number of claims that require adjusting services. In addition, the Company is dependent upon its clients to direct their insurance adjusting business to the Company and the adjusters. If a significant number of the Company's and the adjusters' clients, which generally consist of insurance companies and self-insured companies, adopt a policy and practice of establishing in-house adjusting departments or increasing the existing staffing of their in-house adjusting departments, the Company could be materially adversely effected. See "Special Considerations - Uncertainty of Future Revenues". Further, the insurance adjusting business is highly competitive. See "Special Considerations - Competition" and Item 1, "Business - General".

Uncertainty of Future Revenue
-----------------------------

The Company's continuously increasing revenue stream and net income stream in recent years has resulted primarily from the continuously increasing revenues of the adjusters. Accordingly, the Company's future revenues and net income can be expected to depend primarily upon the maintenance or increase in the average revenues realized by the adjusters and the maintenance or increase in the number of adjusters. As in any business, there can be no assurance that the Company or the adjusters will maintain or increase their revenues. Further, although the client base of the adjusters has historically continued to expand, there can be no assurance that they will continue to do so or that the adjusters will retain such companies as clients. See "Special Consideration - The Insurance Adjusting Business", "Special Considerations - Competition" and Item 1, "Business - General".

Further, although the number of licensees and franchisees has continued to increase in recent years, the Company does not actively solicit new adjusters. Moreover, it has no predetermined growth targets within any projected period. The

-----------------------------------------

Company's plan is to continue to add qualified insurance adjusters as licensees and franchisees. The Company's ability to increase the number of adjusters will depend upon its continued ability to attract and retain qualified insurance adjusters as licensees and franchisees. See "Special Considerations - Competition".

Dependence Upon Key Personnel
-----------------------------

The Company is, and will continue to be, dependent to a material extent on the abilities of William J. Rocke, the Chairman of the Board and Chief Executive Officer of the Company, and Jean E. Ryberg, the President of the Company. The Company has purchased and maintained key man life insurance with respect to Mr. Rocke, who is 73 years old, and Mrs. Ryberg, who is 65 years old, in the amounts of $200,000 and $250,000 respectively. Both Mr. Rocke and Mrs. Ryberg have entered into employment agreements with the Company that expire on June 30, 2000. In addition, the Company has hired Francis J. LaPallo, age 49, as Executive Vice President. There can be no assurance that Mr. Rocke or Mrs. Ryberg will continue to provide services for the Company. If the Company were to lose the services of Mr. Rocke and Mrs. Ryberg, the Company would be materially adversely affected, notwithstanding the above-noted key man life insurance and new management personnel.

Voting Control
--------------

The directors and officers of the Company own in excess of 37% of the outstanding voting stock of the Company. The Company anticipates that such percentage ownership will enable the directors and officers of the Company to continue to control the business and affairs of the Company.

Dependence Upon Significant Clients
-----------------------------------

Although the Company generally considers its client base broad and well-diversified, the collections received by adjusters from one insurance company provided the Company with 18.8% of the license and franchise fees it received during the fiscal year ended June 30, 1997. See Item 1, "Business - General" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations 1997 Compared to 1996 - Revenues". In June 1997 this client elected to discontinue purchasing of adjusting services from the Company and its Adjusters. It is anticipated that the transition will take approximately 60 to 90 days. The Company is developing and implementing a comprehensive marketing strategy to take advantage of its broad geographic coverage as well as the unique strengths of its individual licensees and franchisees. There is no assurance, however, that the Company will be successful in procuring nationwide accounts on terms as favorable as it has in the past or will be the successful bidder on new or existing accounts, which would materially adversely affect the Company's business.

Service Mark
------------

The Company has been granted a service mark for the name Frontier (R) by the United States Patent and Trademark Office. If the Company is not able to effectively protect itself against the use of similar trade names, trademarks or service marks, or if the Company's use of its service mark is found to infringe upon the proprietary rights of third parties, the Company's business could be materially adversely affected.

Tort Liability and Insurance
----------------------------

The Company and the adjusters may be the subject of litigation based on errors and omissions of their respective adjusters. Historically, clients of the adjusters and others have also sued the Company in connection with such claims against the adjusters. Generally, the Company has successfully defended such claims based upon the fact that the adjusters are independent contractors of the Company, for whose conduct the Company is not liable. Further, although the Company and the adjusters maintain insurance (in the amounts of $5,000,000 and $1,000,000, respectively) to minimize their exposure to related losses, it may become increasingly difficult or costly to maintain insurance against these and other risks. In such event, the Company's operations could be adversely affected. Costs of insurance may escalate beyond those anticipated, or certain types of losses may be uninsurable or may exceed available coverage. In particular, claims against the Company and the adjusters may be based upon an insured's claim that the insurance adjusting operations of the Company and/or the

----------------------------------------

adjusters contributed to a client's "bad faith" in processing a claim. Any punitive or multiple damages arising from any such claim, and any compensatory damages exceeding the coverage limitations, would be excluded from coverage under the insurance policy maintained for the benefit of the Company and the adjusters, and, therefore, could adversely affect the financial condition of the Company. The Company recently settled litigation against it related to a former franchisee of the Company in the amount of $525,000 net of insurance proceeds. See Item 3, "Legal Proceedings".

Ability to Rely Upon License and Franchise Agreements
-----------------------------------------------------

The license and franchise agreements currently in effect between the Company and the adjusters may be terminated by the adjusters at any time upon a thirty (30) day prior written notice to the Company. Further, franchise and other laws of certain states limit or prohibit the enforceability of certain provisions contained in the license and franchise agreements, including the covenant not to compete. See Item 1, "Business - License and Franchise Agreements".

Government Regulation
---------------------

Franchising

The Company is subject to various federal, state and local laws affecting its business. The Company's licensing and franchising business involves the sale of a franchise under the United States Federal Trade Commission's rules and the laws and regulations of certain states. Many states have adopted laws regulating franchise operations in a franchisor-franchisee relationship, and similar legislation may be adopted in the remaining states. Existing laws range from filing and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating the franchisor-franchisee relationship. The most common provisions of these laws that regulate substantive matters in the franchisor-franchisee relationship establish restrictions on the ability of franchisors to terminate or to refuse to renew franchise agreements. Other laws contain provisions designed to ensure the fairness of the franchise agreements to franchisees. A number of these laws include prohibitions or restrictions pertaining to the assignability of the rights of franchisees, franchisee ownership of interests in other businesses and franchisee membership in trade associations. In addition, decisions of several states limit or prohibit the enforceability of covenants not to compete. Accordingly, certain of the provisions contained in the Company's license and franchise agreements may not be enforceable under certain circumstances. Further, the disclosure statements and franchise agreements in connection with future franchisees may be subject to review by state administrators who may require the Company to make certain changes and accommodations in the way it does business with its franchisees that the Company would not otherwise make. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis. Delay in obtaining or failure to obtain such approvals could adversely affect the growth of the Company's franchising operations. Historically, however, the Company has not experienced significant delays in obtaining such approvals.

As the law applicable to franchise operations and relationships is a rapidly developing one, the Company is unable to predict the effect on its operations of additional requirements or restrictions which may be enacted or promulgated or of court decisions which may adversely affect the franchise industry generally.

Insurance Adjusting

The laws and regulations of several states require that insurance adjusters be licensed and/or comply with certain substantive requirements with respect to their operations. Additional requirements that may be enacted or promulgated could impact the conduct of the insurance adjusting business by the Company and the adjusters. Any such additional requirements may have materially adverse financial or other consequences and adversely affect the growth of the Company's franchising and insurance adjusting operations.

Competition
-----------

The insurance adjusting business in which the Company is engaged, both indirectly as a licensor and franchisor and directly as an insurance adjuster, is highly competitive. The Company competes with insurance companies and with other independent insurance adjusting companies for qualified adjusters to become licensees and franchisees. In addition,

-----------------------

through the adjusters and the Company-owned adjusting businesses, the Company competes as a provider of insurance adjusting services with other insurance adjusting companies and with in-house insurance adjusting staffs. See "Special Considerations - Uncertainty of Future Revenue", and "Special Considerations - Dependence Upon Significant Clients".

Dividends
---------

Although the Company has paid quarterly dividends with respect to shares of Common Stock since the third quarter of the Company's 1985 fiscal year, declaration and payment of dividends are subject to the discretion of the Company's board of directors and may be made only from funds legally available therefor. The Company's ability to pay dividends will be subject to the Company's financial status and requirements. There can be no assurance that the Company will be able to, or will continue to declare and pay dividends with respect to shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

Certain statements and information contained in this Report under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Item 1, "Business" concerning future, proposed, and anticipated activities of the Company, certain trends with respect to the Company's operating results, capital resources, and liquidity or with respect to the insurance adjusting industry in general, and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include the foregoing and those discussed elsewhere under this Item 1, "Special Considerations".

Item 2 - Properties
-------------------

The Company owns the office building and property located at 45 East Monterey Way, Phoenix, Arizona, where it conducts its licensing and franchising operations and its Phoenix claims adjusting and risk management-related services business. Adjacent to the main office, the Company also owns a small building and property at 51 East Monterey Way which contains two offices. One office is currently occupied by a tenant and the second office is being used for storage. The combined offices contain approximately 1,500 square feet of office space.

The Company also owns a parcel of real property across the street from the Company's principal executive office, which is utilized for employee parking.

Additionally, the Company leases approximately 800 square feet of office space in Tucson, Arizona for its claims adjusting services and 1,000 square feet in Las Vegas, Nevada for its office.

Item 3 - Legal Proceedings
--------------------------

In August, 1995, Mark Brockbank and Alan Bird individually and on behalf of certain Underwriters at Lloyd's, London, a client of a former franchisee of the Company, filed a complaint against multiple defendants including the Company in the District Court of Dallas County, Texas. The complaint arose from the alleged embezzlement of over $700,000 by the former franchisee. The complaint alleged claims against the Company including breach of contract, breach of fiduciary duty, negligence, negligent supervision, negligent misrepresentation and negligent licensing.

In June 1997 the Company entered into an agreement to settle the litigation at a cost to the Company of $525,000 net of insurance proceeds with mutual releases by all parties.

From time to time in the normal course of its business, the Company is named as a defendant in lawsuits. The Company does not believe that it is subject to any such lawsuits or litigation or threatened lawsuits or litigation that will have a material adverse effect on the Company or its business.

                                     PART II
                                     -------

Item 4 - Submission of Matter to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5 - Market for the Registrant's Common Stock and Related
-------------------------------------------------------------
          Security Holders Matters
          ------------------------

The Company's Common Stock is listed on the American Stock Exchange (AMEX) under the symbol "FAJ". The following table sets forth the range of high and low prices, and the trading volume, during each quarterly period within the Company's two most recent fiscal years.


                                                       Price             Volume
                                                -------------------     --------
                                                  High        Low
                                                -------     -------

Fiscal Year Ended June 30, 1996
 First Quarter                                  $3.125      $2.1875     452,800
 Second Quarter                                 $3.00       $2.4375     159,300
 Third Quarter                                  $2.9375     $2.75       110,800
 Fourth Quarter                                 $3.4375     $2.625      436,600

Fiscal Year Ended June 30, 1997
 First Quarter                                  $3.25       $2.5625     153,600
 Second Quarter                                 $3.875      $3.00       132,600
 Third Quarter                                  $3.625      $2.9375      93,700
 Fourth Quarter                                 $3.5625     $2.625      157,400

The following shows per share cash dividends declared for each quarter during the Company's two most recent fiscal years.

                                                    Cash Dividends Declared
                                                    -----------------------

Fiscal Year Ended June 30, 1996
 First Quarter.............................                 $.035
 Second Quarter............................                 $.035
 Third Quarter.............................                 $.035
 Fourth Quarter............................                 $.035


Fiscal Year Ended June 30, 1997
 First Quarter.............................                 $.0375
 Second Quarter............................                 $.0375
 Third Quarter.............................                 $.0375
 Fourth Quarter............................                 $.0375


As of August 15, 1997, there were 255 shareholders of record (approximately 900 including beneficial owners) of the Company's Common Stock.

Item 6 - Selected Financial Data
--------------------------------

                                                               Year Ended June 30
                                        --------------------------------------------------------------
                                           1993         1994         1995         1996         1997
                                        ----------   ----------   ----------   ----------   ----------

Income Statement Data
 Operating Revenues                     $4,487,091   $4,590,270   $5,240,825   $5,641,984   $6,164,603
 Net Income                                909,053    1,018,160    1,026,848    1,134,519      979,198
 Earnings Per Common Share                     .19          .22          .22          .25          .21
 Weighted Average Number of
  Shares Used in Per Share
  Data                                   4,780,980    4,730,597    4,662,679    4,620,101    4,607,709
 Cash Dividends Per Share                    .0875          .11         .115          .14          .15


Balance Sheet Data
 Working Capital                        $2,571,073   $2,749,531   $2,946,748   $3,196,562   $3,301,276
 Total Assets                            5,981,298    6,491,066    6,597,050    6,875,752    7,912,139
 Long-Term Debt                               --           --         84,655       59,983       33,462
 Property and Equipment, Net             1,549,227    1,460,601    1,484,545    1,554,401    1,736,226
 Stockholders' Equity                    5,250,138    5,487,999    5,838,651    6,230,799    6,564,193
 Book Value Per Share                         1.10         1.17         1.26         1.35         1.43
 Retained Earnings                       3,053,848    3,552,194    4,042,588    4,526,419    4,814,266
 Total Shares Outstanding                4,782,010    4,690,898    4,640,898    4,619,658    4,605,358

Item 7 - Management's Discussion and Analysis of Financial
----------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

FINANCIAL CONDITION

The Company continues to finance its growth from funds generated by its current operations. The Company also used such funds it had generated to increase its cash dividends, acquire certain license rights and add new licensees/franchisees.

In fiscal 1997 the Company's continuing operations generated $1,854,198 in cash which was sufficient for the Company's cash requirements. This cash was used to pay cash dividends of $691,351, acquire 14,300 shares of treasury stock at a cost of $44,365, purchase equipment and property at a cost of $302,102 and to acquire operations from one licensee and certain rights from another for a total of $85,500

The Company has continued its policy to pay cash dividends to its shareholders with payments totaling 15 cents per share in the 1997 fiscal year. The Board of Directors has declared a 3.75 cent dividend payable on September 10, 1997 to shareholders of record on August 20, 1997. Additionally, in October 1996 the Company acquired a parcel of land and a building adjacent to its Corporate offices for storage and parking. The purchase price was $170,000 and was paid during the second quarter of the Company's current fiscal year. The Company presently has approximately one third of this building rented until it will be needed for corporate purposes.

The Company anticipates that during fiscal 1998 its operations will generate sufficient cash to fund its operations, dividend payments and equipment acquisitions. The Company projects that its capital expenditures for equipment will be approximately $200,000 to $300,000 in fiscal 1998.

The Company's policy is to maintain a solid financial position. This policy has resulted in the Company's ratio of current assets to current liabilities being
3.52 to 1 as of June 30, 1997 compared to 6.46 to 1 as of June 30, 1996.

RESULTS OF OPERATIONS 1997 COMPARED TO 1996

REVENUES

The Company's revenues increased to $6,165,000 from $5,642,000 in fiscal 1996, resulting in a 9.3% increase as compared to the prior fiscal year. The increase consists of a $288,000 increase in adjusting and other revenues and a $235,000 increase in continuing licensee and franchisee fees.

The increase of $288,000 in adjusting and other fees reflects a 48.2% increase to $886,000 in the current fiscal year compared to $598,000 in the prior fiscal year. The increase reflects $57,000 in revenues from the Las Vegas/Henderson, Nevada office which was acquired by the Company, April 1, 1997. Additionally, the Tucson adjusting office had an increase of $93,000 reflecting the fact that the Company operated the office for the full fiscal year, the office was acquired early in fiscal 1996. The Phoenix operations of the Company had an increase of $142,000 in revenues of which approximately $100,000 was the result of a major storm that occurred in mid August 1996. The balance of the increase represents an increase in the demand for the services of the Company's Phoenix office.

The Company's revenues from continuing licensee and franchisee fees increased 4.7% or $235,000 from $5,044,000 in the prior fiscal year to $5,279,000 in the current fiscal year. The increase reflects the benefit to the Company's licensees and franchisees from an increase in claims assignments from insurance companies and self insureds due to the increase in volume of claims. The increase also reflects new territories opened by licensees and franchisees and rate increases as a result of inflation.

The Company's revenues are affected by numerous matters including the work loads of other companies as well as claims presented by their clients. The Company has, however, seen growth in licensee and franchisee fees paid. The Company is committed to continue its work to improve existing and to add qualified licensees. The Company has seen increased competition with respect to nationwide purchasers of the Company's licensees and franchisees services and in the fourth quarter of the current fiscal year was advised by a significant client that it would cease purchasing adjusting services from the Company and its Adjusters. The effect of this change will be seen in the coming fiscal year with the transition period expected to be completed within approximately 60 to 90 days.

To meet the growing competition, the Company is in the process of developing and implementing a comprehensive marketing strategy to take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees. There is no assurance, however, that the Company will be successful in procuring nationwide accounts on terms as favorable as it has in the past or will be the successful bidder on new or existing accounts, which could materially adversely affect the Company's results of operations.

COMPENSATION AND EMPLOYEE BENEFITS

Compensation and employee benefits represent approximately 52% of the Company's costs and expenses and are the Company's largest expense item. These expenses increased 22% or $440,000 to $2,415,000 in the current fiscal year from $1,975,000 in the prior fiscal year. This increase is the result of the addition of an Executive Vice President to the Company's management team, additional employees hired including temporary employees to handle increased work loads in the Corporate office and cost of living and merit increases given to employees. The cost of compensation and fringe benefits was reduced $35,000 as a result of the decline in the Company's income and a corresponding decline in related bonuses.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

The Company's expenses other than compensation and fringe benefits increased $307,000 or 16% from fiscal 1996 to fiscal 1997. The most significant items related to this increase were a $525,000 settlement (see Item 3 - Legal Proceedings), a $109,000 decrease in advertising and promotion and a $50,000 increase in depreciation expense. The increase in depreciation reflects the fact that in the last quarter of the prior fiscal year and the current fiscal year the Company replaced computer equipment which had been fully depreciated as well acquired significant other capital assets. The $109,000 decrease in advertising and promotion expense reflects the Company's election to not place certain advertisements in the current year that had been placed in prior years, as part of its overall review of its marketing program.

The balance of the Company's costs and expenses have not changed significantly from the prior fiscal year.

OTHER INCOME

The Company's other income decreased $34,000 or 22% from fiscal 1996 to fiscal 1997. The most significant items related to this decrease were a $75,000 permanent decline in the value of an equity security, a $20,000 gain on the disposition of fixed assets and a $10,000 increase in interest income.

INCOME TAXES

Income taxes were 38.7% and 38.9% of the Company's income before taxes for fiscal year 1997 and 1996 respectively. The Company's income taxes have not been significantly affected by any changes in the federal or state tax laws. However, tax rates can be changed at any time based upon legislation.

NET INCOME

The Company's net income decreased $156,000 to $979,000 in current fiscal year from $1,135,000 in fiscal 1996, a decrease of 13.7%. The most significant items affecting net income were the $523,000 increase in revenues, the $525,000 settlement of litigation and the $440,000 increase in compensation and fringe benefits.

RESULTS OF OPERATIONS 1996 COMPARED TO 1995

REVENUES

The Company's revenues increased to $5,642,000 from $5,241,000 in fiscal 1995, resulting in a 7.7% increase when compared to the prior fiscal year. The increase consists of a $141,000 increase in adjusting and risk management revenues and a $260,000 increase in continuing licensee and franchisee fees.

The increase of $141,000 in adjusting and risk management fees reflects a 31% increase to $598,000 in the 1996 fiscal year compared to $457,000 in the prior fiscal year. The increase reflects an increase of $120,000 in revenues as a result of the acquisition of the operations of the Company's former Tucson licensee on August 1, 1995 as well as an increase in the demand of claims services by the Company's clients.

The Company's revenues from continuing licensee and franchisee fees increased 5.4% or $260,000 from $4,784,000 in the 1995 fiscal year to $5,044,000 in the
1996 fiscal year. A significant factor affecting the Company's revenue from continuing licensee and franchisee fees was the termination of one of the Company's licensees in California in January 1995. During fiscal 1995 fees from this licensee contributed $112,000 to the revenues of the Company. The Company granted nine new licenses during fiscal 1996 within the territory of this prior licensee and received $28,000 in continuing licensee and franchisee fees from the new licensees. The increase also reflects the fact that the Company's licensees and franchisees benefited from an increase in claims assignments from insurance companies and self-insureds due to a general increase in volume of claims, and, to a greater degree, the increase reflects the effect of new licensees and franchisees and rate increases as a result of inflation.

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

COMPENSATION AND EMPLOYEE BENEFITS

Compensation and employee benefits represent approximately 50% of the Company's costs and expenses and are its largest expense item. These expenses increased 21% or $340,000 to $1,975,000 in the 1996 fiscal year from $1,635,000 in the prior fiscal year. This increase is the result of the Company hiring additional employees to staff the recently acquired Tucson location ($90,000) and to handle increased work load in the corporate office ($60,000) and for cost of living and merit raises for employees and incentive bonuses ($190,000).

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

The Company's expenses other than compensation and employee benefits decreased $138,000 during the fiscal year 1996 as compared to fiscal year 1995. The principal items affecting these expenses were a $443,000 decrease in legal expenses primarily related to the Company's litigation in California, a $98,000 increase in advertising and promotion, and a $90,000 increase in office expenses primarily related to the Company's Tucson office.

The most significant item in the $98,000 increase in advertising and promotion was $60,000 relative to listings in a publication directed at the claims industry. This expense was historically paid in the fourth quarter of the Company's fiscal year. However, due to changes in the publisher's printing and billing cycles this expense was incurred in the second quarter of the 1996 fiscal year rather than in the fourth quarter of the fiscal year ended June 30, 1995.

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

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

Reference is made to the Consolidated Financial Statements, the Notes thereto and Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Consolidated Financial Statements, Notes and Reports are incorporated herein by reference.

Item 9 - Changes in and Disagreements With Accountants on
---------------------------------------------------------
          Accounting and Financial Disclosures
          ------------------------------------

          Not applicable.

                                    PART III
                                    --------

Item 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

                                                                                    Served as Director
                                                                                    Since Year Listed
Name/Title                Business Experience                            Age        Below (1)
----------                -------------------                            ---        ---------
Patric R. Greer           Mr. Greer is a certified public accountant     42            1994
Director,                 and has been with the Company as the
Controller,               Controller since 1985.  Mr. Greer was
Chief Financial Officer   appointed Chief Financial Officer in
                          January 1997.  Mr. Greer graduated from
                          Northern Arizona University with a degree
                          in accounting.  An employment agreement
                          between Mr. Greer and the Company provides
                          that Mr. Greer will be an officer of the
                          Company through June 30, 2000.

George M. Hill            Mr. Hill has been associated with the          89            1978
Director,                 Company in an advisory capacity for more
Vice President,           than 25 years, has been a Vice President
Assistant                 of the Company since 1985 and has been
Secretary                 the Assistant Secretary of the Company
                          since 1990.  He is a senior partner in the
                          Phoenix law firm of George M. Hill &
                          Associates and has been a practicing
                          attorney in Arizona for over 50 years.
                          Mr. Hill is a Director and Secretary of
                          National Car Rental, Phoenix, Denver and
                          Colorado Springs, and Director and Vice
                          President of Precise Metal Products Co.,
                          Phoenix and Salt Lake City.

                                                                                    Served as Director
                                                                                    Since Year Listed
Name/Title                Business Experience                            Age        Below (1)
----------                -------------------                            ---        ---------
Francis J. LaPallo        Mr. LaPallo joined the Company on June 24,     49            1996
Director,                 1996.  From 1977 until joining the Company
Executive Vice President  he practiced law in Maryland, the District of
                          Columbia  and  California.  From 1990  until
                          joining  the  Company he was a partner  with
                          the law firm of Manatt, Phelps & Phillips in
                          Los Angles,  California.  He represented the
                          Company in various  legal  matters from 1994
                          until  joining the  Company.  An  employment
                          agreement   between   the  Company  and  Mr.
                          LaPallo provides that Mr. LaPallo will be an
                          executive  officer  of the  Company  through
                          June 30, 2001.

Louis T. Mastos           Mr. Mastos has been the President of           76            1978
Director                  Louis T. Mastos & Associates, Inc.,
                          a managing  general  agency located in Reno,
                          Nevada,  since 1971. He is past President of
                          the American Association of Managing General
                          Agents. He was the Insurance Commissioner of
                          the State of Nevada from 1965 to 1971.

James S. Rocke            Mr. Rocke has been employed by the             29            1993
Director,                 Company since 1982 and currently is
Secretary/Treasurer       an adjuster in the Company's Phoenix
                          office.  Mr. Rocke was elected
                          secretary/treasurer of the Company in
                          1993.  Mr. Rocke graduated from
                          Arizona State University in 1991
                          with a B.S. degree in Finance.  Mr.
                          Rocke is the son of William J. Rocke.

William J. Rocke          Mr. Rocke is the founder of the Company        73            1975
Director, Chairman of     and has served as an Executive Officer of the
the Board, Chief          the Company and its predecessor entities since
Executive Officer         1957.  Mr. Rocke has been in the insurance
                          adjusting business since 1952.  He has a law
                          degree from the University of Denver and is a
                          member of the Colorado Bar Association.
                          The employment agreement between Mr.
                          Rocke and the Company provides that Mr.
                          Rocke will be the Chief Executive Officer
                          of the Company through June 30, 2000.
                          Mr. Rocke is the father of James S. Rocke.

Jean E. Ryberg            Mrs. Ryberg has been employed by the           65            1975
Director, President       Company and its predecessors since 1962.
                          She has held several positions with the
                          Company and has been the President of the
                          Company since 1993. She also manages the
                          Company's insurance adjusting and risk
                          management operations in Phoenix, Arizona.
                          The employment agreement between Mrs. Ryberg
                          and the Company provides that Mrs. Ryberg
                          will be an executive  officer of the Company
                          through June 30, 2000.

------------------------------------------------------------------------

                                                                                    Served as Director
                                                                                    Since Year Listed
Name/Title                Business Experience                            Age        Below (1)
----------                -------------------                            ---        ---------
Merlin J. Schumann        Mr. Schumann has been a certified public       53            1984
Director                  accountant with the firm of Murray &
                          Murray, P.C., located in Phoenix,
                          Arizona, for over 20 years.  Since
                          December, 1990, Mr. Schumann has also
                          held the position of General  Securities
                          Representative with H. D. Vest Investment
                          Securities, Inc., a stock brokerage and
                          investment counseling firm located in
                          Irving, Texas.

William W. Strawther, Jr. Mr. Strawther was the President and            71            1978
Director, Vice Chairman   principal shareholder of Continental
of the Board              American Securities, Inc., located in
                          Phoenix,  Arizona from 1970 through 1982. He
                          is a former member of the National  Board of
                          Governors  of the  National  Association  of
                          Securities  Dealers,  Inc.  He has  been  an
                          independent business consultant since 1982.

R. Scott Younker          Mr. Younker has been a licensee of the         61            1992
Director                  Company in Prescott, Arizona since 1979.
                          He  has  been   engaged  in  the   insurance
                          adjusting business for 32 years.

(1)  Term will continue through October 10, 1997.

Item 11 - Executive Compensation
--------------------------------

The following table sets forth certain information concerning the compensation paid by the Company during its year ended June 30, 1997 to each executive officer whose aggregate compensation exceeded $100,000.

                                               Summary Compensation Table
                                 -----------------------------------------------------
            a                     b             c              d               e               i
---------------------------      ----       ----------      ---------     ------------   ------------
                                                                          Other Annual    All Other
                                                                          Compensation   Compensation
Name and Principal Position      Year       Salary ($)      Bonus ($)       ($) (2)        ($) (3)
-----------------------------------------------------------------------------------------------------
William J. Rocke, CEO,           1997        231,300         51,559           --            23,569
Chairman, Director               1996        225,000         71,981           --            22,719
                                 1995        206,636         50,000           --            23,670

Jean E. Ryberg,                  1997        164,480         51,559           --            29,568
President, Director              1996        160,000         71,981           --            29,266
                                 1995        145,861         50,000           --            29,168

Francis J. LaPallo,              1997        180,000           --             --            29,568
Executive Vice President,        1996            692           --             --              --
Director

Patric R. Greer                  1997         92,520         17,187           --            21,876
Chief Financial Officer,         1996         90,000         11,224           --            17,364
Director                         1995         68,116         12,703           --            14,756

--------------------------------------------

(1) Columns f, g and h have been omitted as there has been no long term compensation awarded to, earned by or paid to any of the named executives in any fiscal year covered by these columns.

(2) No perquisites were received by any person named above greater than the lesser of $50,000 or 10% of salary plus bonus.

(3) "All Other Compensation" includes (i) directors fees of $3,750, $2,250 and $3,000 for Mr. Rocke in years ended June 30, 1997, 1996 and 1995 respectively; $3,750, $3,000 and $3,000 for Mrs. Ryberg in years ended June 30, 1997, 1996 and 1995 respectively; $3,750 for Mr. LaPallo for fiscal 1997 and $3,750, $3,000 and $2,250 for Mr. Greer in years ended June 30, 1997, 1996, and 1995 respectively; (ii) profit sharing contributions of $19,819, $20,469 and $20,670 for Mr. Rocke in years ended June 30, 1997,
     1996 and 1995 respectively; $25,818, $26,266 and $26,168 for Mrs. Ryberg in years ended June 30, 1997, 1996 and 1995 respectively; $25,818 for Mr. LaPallo in fiscal year 1997; $18,126, $14,364 and $12,506 for Mr. Greer for years ended June 30, 1997, 1996 and 1995, respectively.

     Excluded from all other compensation is the increase and the amortization of the June 30, 1995 cash surrender value of life insurance policies that will transfer to Mr. Rocke and Mrs. Ryberg upon termination of their employment. The amount excluded is $18,119 and $18,203 for Mr. Rocke for the years ended June 30, 1997 and 1996 and $13,678 and $13,511 for Mrs. Ryberg for the years ended June 30, 1997 and 1996.

Option/SAR Exercises and Holdings
---------------------------------

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                          Individual Grants
                          ----------------------------------------------
                                             % of Total
                                            Options/SARs                                       Potential Realization
                           Number of          Granted                                                Value at
                           Securities          to All         Exercise                      Assumed Annual Rates of Stock
                           Underlying        Employees        or Base      Expiration    Price Appreciation for Options Term
Name                      Options/SARs     in fiscal 1997   Price ($/SH)      Date              5%                 10%
---------------------     ------------     --------------   ------------   -----------   ---------------     ---------------
Francis J. LaPallo              100,000        100.00         $2.875     July 1, 2006       180,807              458,201

The following table shows Company stock options that were exercised during fiscal 1997 and the number of shares and value of grants outstanding as of June 30, 1997 for each Named Executive.

  AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1997 AND YEAR-END OPTION/SAR VALUES

                                                                   Number of Securities         Value of Unexercised,
                                                                  Underlying Unexercised      In-The-Money Options/SARs
                                                               Options/SARs at 6/30/97 (#)        at 6/30/97 ($)(a)
                                 Shares                        ---------------------------  -----------------------------
                                Acquired          Value
          Name              on Exercise (#)    Realized ($)     Exercisable  Unexercisable  Exercisable     Unexercisable
-----------------------    ----------------  ----------------------------------------------------------------------------

William J. Rocke                  --               --             48,654           --            --             --

Jean E. Ryberg                    --               --             51,347           --           2,715           --

Francis J. LaPallo                --               --               --          100,000          --             --

Patric R. Greer                   --               --             51,346           --           2,715           --

(a) Value of unexercised, in-the-money Company options based on a fair market value of the Company's common stock of $2.625 per share as of June 30, 1997.

Directors Compensation
----------------------

     Each director, including employees of the Company, is paid $750 per Board meeting attended. During fiscal 1996, each director, except for Mr. Louis T. Mastos and Mr. William W. Strawther, Jr., received $3,750 for attendance to Board Meetings. Mr. Mastos and Mr. Strawther each received $3,000 for attendance to Board Meetings.

--------------------------------------------

Employment Agreements
---------------------

     The Company has entered into employment agreements with Mr. Rocke, Mrs. Ryberg, Mr. Greer and Mr. LaPallo each for five-year terms. Mr. Rocke's, Mrs. Ryberg's and Mr. Greer's agreements were effective July 1, 1995 and expire June 30, 2000. Mr. LaPallo's agreement was effective June 23, 1996 and expires June 30, 2001.

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

     Mr. Greer's agreement provides for an annual salary of $90,000 with annual cost of living increases based upon the U.S. Department of Labor's cost of living index, plus a bonus of .5% of the Company's income before taxes and bonuses in year 1, 1% in year two and 1.5% in years 3, 4 and 5 and .5% of the increase in the Company's income before taxes and bonuses from the prior year in year one and increasing .5% annually to 2.5% in year five of the agreement.

     Mr. LaPallo's agreement provides for an annual salary of $180,000 with annual cost of living increases based upon the U.S. Department of Labor's cost of living index for the first two years. For the remaining three years, the agreement provides for an annual salary of $150,000 with annual cost of living increases based upon the U.S. Department of Labor's cost of living index, plus a bonus of three percent (3%) of the Company's income before taxes and bonuses and 3% of the increase in the Company's income before taxes and bonuses from the prior year. In connection with the Company's employment of Mr. LaPallo, the Company sold Mr. LaPallo 20,000 shares of common stock from the treasury for an aggregate of $55,547.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Name and Address                          Amount of Beneficial Ownership
                                          Common Stock $.01 Par Value
------------------------------------      ---------------------------
                                          Number of Shares (1)  Percent (2)
                                          --------------------  -----------

Patric R. Greer (3)                             66,316             1.42%

George M. Hill (4)                             150,000             3.26%

Francis J. LaPallo
 and Wendy J. Harrison, his wife (5)            54,782             1.19%

Louis T. Mastos
 and Eva B. Mastos, his wife (6)               208,703             4.53%

William J. Rocke
 and Garnet Rocke, his wife (7)                442,268             9.50%
P. O. Box 7641
Phoenix, Arizona  85011

James S. Rocke (8)                             471,803            10.14%
P. O. Box 7641
Phoenix, Arizona  85011

Jean E. Ryberg (9)                             160,589             3.45%

Merlin J. Schumann
 and Donna L. Schumann, his wife                20,114             *

Item 12 -  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
--------------------------------------------------------------------------------
            (continued)
            -----------

Name and Address                               Amount of Beneficial Ownership
-------------------------------------          Common Stock $.01 Par Value
                                               ---------------------------
                                               Number of Shares (1)  Percent (2)
                                               --------------------  -----------
William W. Strawther, Jr.
 and Marjorie A. Strawther,
 his wife (10)                                       444,138            9.60%
7108 North 15th Street
Phoenix, Arizona  85020

R. Scott Younker
 and Sandra L. Younker, his wife                      90,669            1.97%

All officers and directors as a group
     (ten persons) (11)                            1,819,382           37.55%
-------------------------------------
*Less than 1%

(1) The number of shares shown in the table, including the notes thereto, have been rounded to the nearest whole share. Includes, when applicable, shares owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of Common Stock such person has custody, voting control or power of disposition. Also includes shares of Common Stock that the identified person had the right to acquire within 60 days of August 1, 1997 by the exercise of stock options.

(2) The percentages shown include the shares of Common Stock which the person will have the right to acquire within 60 days of August 1, 1997. In calculating the percentage of ownership, all shares of Common Stock which the identified person will have the right to acquire within 60 days of August 1, 1997 are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by any other stockholders.

(3) Includes 51,346 shares subject to a currently exercisable stock options at an average of $3.005 per share.

(4) Excludes 50,000 shares held by Nell S. Hill, Mr. Hill's wife, and 134,258 shares held by Mr. Hill's children and grandchildren, in which shares he disclaims any beneficial interest.

(5) Includes 34,782 shares subject to a currently exercisable stock option at an average of $2.875 per share.

(6) Includes 183,180 shares which are held in a trust under an agreement dated February 10, 1981, in which Mr. and Mrs. Mastos hold equal beneficial interests, and 25,523 shares which are held by the Louis T. Mastos & Associates, Inc. Employees Profit Sharing Plan, of which Mr. Mastos is a trustee and the majority beneficial owner.

(7) Includes 290,000 shares held by Old Frontier Investment, Inc., of Arizona, of which William J. and Garnet Rocke hold 51% of the outstanding stock. Includes 48,654 shares subject to a currently exercisable stock options at $3.2829 per share.

(8) Includes 290,000 shares held by Old Frontier Investment, Inc. of Arizona of which James S. Rocke holds 49% of the outstanding stock. Includes 48,653 shares subject to a currently exercisable stock options at an average of $3.2829 per share.

(9) Includes 51,347 shares subject to a currently exercisable stock options at an average of $3.005 per share.

(10) Held as trustees under Trust Agreement, dated June 7, 1989, establishing the William W. Strawther, Jr. and Marjorie A. Strawther Living Trust, of which Mr. and Mrs. Strawther are beneficiaries. Excludes an aggregate of 200,000 shares beneficially owned by Mr. and Mrs. Strawther's son, in which shares Mr. and Mrs. Strawther disclaim any beneficial interest.

(11) Excludes all duplicate reporting of holdings.

To the best of knowledge of the Company, no person or groups of persons, other than officers and directors, beneficially own more than five percent of the Frontier Adjusters of America, Inc. Common Stock (based upon present records of the transfer agent).

Item 12 -  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
--------------------------------------------------------------------------------
            (continued)
            -----------

Based solely on a review of the copies of such forms received by the Company during the fiscal year ended June 30, 1997, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock complies with all Section 16(a) filing requirements during such fiscal year, except that R. Scott Younker filed a late Form 4 covering five transactions for a total of 2,800 shares.

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

      Old Frontier Investment, Inc. of Arizona, of which William J. Rocke and Garnet Rocke, his wife, are owners of 51% of the issued and outstanding stock of said corporation and James S. Rocke owns the remaining 49%, has entered into a license agreement with the Company pursuant to which it operates, under standard terms and conditions, an insurance adjusting and risk management business located in Scottsdale, Arizona, and is paid a 5% royalty on gross revenues derived from services provided by certain other licensees in other Arizona cities and towns. The Company paid that corporation $15,944 during fiscal year 1997 in connection with such 5% royalty agreement.

      George M. Hill, Vice President and Director of the Company, acts as General Counsel to the Company. During the fiscal year 1997, the Company paid Mr. Hill $91,572 for services rendered and disbursements. Such fees will continue to accrue, pursuant to a retainer agreement, at the rate of $6,650 per month effective September 1, 1995.

      The Company paid its Vice Chairman, William W. Strawther, Jr., $20,000 during fiscal year 1997 for business and financial consulting services.

      The Company believes that the cost to the Company for all of the foregoing were and are competitive with charges for similar services and facilities available from third parties.

                                     PART IV
                                     -------

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a) (1) Financial Statements

     The following Financial Statements are included at page F-1:

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets - June 30, 1997 and 1996

          Consolidated Statements of Income for the Years Ended June 30, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995

          Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements - June 30, 1997, 1996 and 1995

(a) (2) Financial Statement Schedules

        Schedule
        Number
        --------

          II Valuation and Qualifying Accounts Years Ended June 30, 1997, 1996 and 1995

               Schedules I through XIV not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a) (3)  Exhibits filed with this report.

                                  EXHIBIT LIST
                                  ------------

Exhibit No.                            Description of Exhibit
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

   10(f)      Form  of   Franchise   Agreement   between  the   Registrant   and
              franchisees*

   10(g)      Form of License Agreement between the Registrant and licensees*

   10(h)      Agreement,   dated  June  1,  1990,  between  the  Registrant  and
              Scottsdale Insurance Company*

   10(i)      Form of Software Purchase Agreement and Order Form*

   10(j) Frontier Adjusters of America, Inc., Stock Option Plan, dated May 21, 1996****

   10(k) Employment Agreement, dated April 23, 1996, between the Registrant and Francis J. LaPallo*****

      21      List of Subsidiaries of Frontier Adjusters of America, Inc.

      23      Consent of McGladrey & Pullen, LLP




    *  Incorporated by reference to the Registrant's Form S-2 filed July 9, 1991

   ** Incorporated by reference to the Registrant's Form 10-K for the year ended June 30, 1993

  *** Incorporated by reference to the Registrant's Form 10-K for the year ended June 30, 1995

 **** Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1996.

***** Incorporated by reference to the Registrant's Form 10-K for the year ended June 30, 1996.

(b) The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year June 30, 1997

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       FRONTIER ADJUSTERS OF AMERICA, INC.


/s/ William J. Rocke                          /s/ Patric R. Greer
----------------------------------            ----------------------------------
William J. Rocke                              Patric R. Greer
(Chief Executive Officer,                     (Chief Financial Officer)
Chairman of the Board)

     August 21, 1997                               August 21, 1997
----------------------------------            ----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:

/s/ William J. Rocke                                           August 21, 1997
---------------------------------------------                 ------------------
William J. Rocke, Director


/s/ Jean E. Ryberg                                             August 21, 1997
---------------------------------------------                 ------------------
Jean E. Ryberg, President, Director


/s/ Francis J. LaPallo                                         August 21, 1997
---------------------------------------------                 ------------------
Francis J. LaPallo, Exec. V.P., Director


/s/ George M. Hill                                             August 21, 1997
---------------------------------------------                 ------------------
George M. Hill, V.P., Director


/s/ James S. Rocke                                             August 21, 1997
---------------------------------------------                 ------------------
James S. Rocke, Secretary/Treasurer, Director


/s/  Merlin J. Schumann                                        August 21, 1997
---------------------------------------------                 ------------------
Merlin J. Schumann, Director


---------------------------------------------                 ------------------
William W. Strawther, Jr., Director


/s/ Lou Mastos                                                 August 21, 1997
---------------------------------------------                 ------------------
Lou Mastos, Director


/s/ R. Scott Younker                                           August 21, 1997
---------------------------------------------                 ------------------
R. Scott Younker, Director


/s/ Patric R. Greer                                            August 21, 1997
---------------------------------------------                 ------------------
Patric R. Greer, Director

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Certified Public Accountants                           F-2

Consolidated Balance Sheets - June 30, 1997 and 1996                         F-3

Consolidated Statements of Income for the Years Ended June
30, 1997, 1996 and 1995                                                      F-4

Consolidated Statements of Cash Flows for the Years Ended June 30,
1997, 1996 and 1995                                                          F-5

Consolidated Statements of Stockholders' Equity for the Years Ended
June 30, 1997, 1996 and 1995                                                 F-6

Notes to Consolidated Financial Statements - June 30, 1997, 1996 and 1995    F-7



Supplementary Schedule                                                      F-15

Schedule II - Valuation and Qualifying  Accounts Years Ended
June 30, 1997, 1996 and 1995                                                F-16

                INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Frontier Adjusters of America, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Frontier Adjusters of America, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Adjusters of America, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement Schedule II for the years ended June 30, 1997, 1996, and 1995 included on page F-16 of this form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic financial data taken as a whole.

McGLADREY & PULLEN, LLP

/s/ McGladrey & Pullen, LLP


Phoenix, Arizona
August 4, 1997

CONSOLIDATED BALANCE SHEETS

Frontier Adjusters of America, Inc. and Subsidiaries

June 30,                                                                           1997           1996
------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                  $ 1,012,233    $   534,540
 Securities available for sale (Note 6)                                       1,288,976      1,249,463
 Current portion of advances to licensees and franchisees (Note 4)              872,527        794,561
 Receivables net (Note 3)                                                       740,572        754,624
 Unbilled adjusting fees                                                         26,700         16,100
 Prepaid expenses                                                               268,192        288,893
 Deferred income taxes (Note 9)                                                 406,560        143,351
                                                                            --------------------------
         TOTAL CURRENT ASSETS                                                 4,615,760      3,781,532
                                                                            --------------------------
PROPERTY AND EQUIPMENT, at cost, less accumulated
 depreciation and amortization (Note 5)                                       1,736,226      1,554,401
                                                                            --------------------------

OTHER ASSETS
 Held to maturity Investments (Notes 1 and 6)                                   714,872        750,730
 Advances to licensees and franchisees, net of current portion (Note 4)         431,000        327,000
 Licenses and franchises, net of accumulated amortization of
  $226,240 in 1997 and $138,816 in 1996                                         246,253        298,177
 Cost of subsidiary in excess of net identifiable assets acquired, net of
  accumulated amortization of $176,819 in 1997 and $174,508 in 1996              36,999         39,309
 Other                                                                          131,029        124,603
                                                                            --------------------------
                                                                              1,560,153      1,539,819
                                                                            --------------------------
         TOTAL ASSETS                                                       $ 7,912,139    $ 6,875,752
                                                                            ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                           $    33,793    $    11,666
 Accrued expenses                                                               169,032        238,215
 Income taxes payable                                                            84,989         57,305
 Licensees' and franchisees' remittance payable                                 396,991        135,518
 Current portion of long term liability (Note 7)                                 26,521         24,672
 Other (Note 13)                                                                603,158        117,594
                                                                            --------------------------
         TOTAL CURRENT LIABILITIES                                            1,314,484        584,970
                                                                            --------------------------
LONG TERM LIABILITY (Note 7)                                                     33,462         59,983
                                                                            --------------------------
COMMITMENTS AND CONTINGENCIES (Note 13)                                            --             --
STOCKHOLDERS' EQUITY (Note 12)
 Common stock, authorized 100,000,000 shares, par value $.01,
  issued 4,782,010 shares                                                        47,820         47,820
 Additional contributed capital                                               2,148,470      2,148,470
 Retained earnings                                                            4,814,266      4,526,419
                                                                            --------------------------
                                                                              7,010,556      6,722,709
 Add (deduct):
  Treasury stock 176,652 shares in 1997: 162,352 shares in 1996                (529,584)      (485,219)
  Other                                                                          83,221         (6,691)
                                                                            --------------------------
         TOTAL STOCKHOLDERS' EQUITY                                           6,564,193      6,230,799
                                                                            --------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 7,912,139    $ 6,875,752
                                                                            ==========================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

Frontier Adjusters of America, Inc. and Subsidiaries

Years Ended June 30,                                       1997           1996          1995
---------------------------------------------------------------------------------------------
REVENUES
 Continuing licensee and franchisee fees (Note 8)   $ 5,278,967    $ 5,044,028     4,783,941
 Adjusting and risk management fees (Note 8)            885,636        597,956       456,884
                                                    ----------------------------------------
                                                      6,164,603      5,641,984     5,240,825
                                                    ----------------------------------------

COST AND EXPENSES
 Compensation and employee benefits (Note 11)         2,414,582      1,975,028     1,635,289
 Office                                                 379,287        372,788       308,783
 Advertising and promotion                              347,396        459,329       360,878
 Depreciation and amortization                          240,246        190,044       136,428
 Provision for doubtful accounts                        149,392        151,847       169,640
 Other (Notes 10 and 13)                              1,155,630        791,299     1,127,138
                                                    ----------------------------------------
                                                      4,686,533      3,940,335     3,738,156
                                                    ----------------------------------------
       INCOME FROM OPERATIONS                         1,478,070      1,701,649     1,502,669
                                                    ----------------------------------------


OTHER INCOME (Expense)
 Interest income                                        154,860        144,677       134,136
 Disposition of investments                                 343           --            --
 Gain on sale of licensee                                  --            5,000
 Gain on disposition of equipment                        24,875           --          19,416
 Unrealized loss (Note 6)                               (74,914)          --            --
 Other                                                   15,107          4,498        22,867
                                                    ----------------------------------------
        TOTAL OTHER INCOME                              120,271        154,175       176,419
                                                    ----------------------------------------
        INCOME BEFORE INCOME TAXES                    1,598,341      1,855,824     1,679,088


INCOME TAXES (Note 9)                                   619,143        721,305       652,240
                                                    ----------------------------------------
 NET INCOME                                         $   979,198    $ 1,134,519   $ 1,026,848
                                                    ========================================

Earnings per common share                           $       .21    $       .25   $       .22
                                                    ========================================
Weighted average number of shares
 of common stock outstanding                          4,607,709      4,620,101     4,622,679
                                                    ========================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Frontier Adjusters of America, Inc. and Subsidiaries

Years Ended June 30,                                           1997             1996            1995
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                             $   979,198      $ 1,134,519      $ 1,026,848
                                                        ---------------------------------------------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                            241,884          190,044          136,428
   Gain on sale of investments                                 (343)            --               --
   Gain on sale of license                                     --             (5,000)            --
   Gain on disposition of equipment                         (24,875)            --            (19,416)
   Allowance for doubtful accounts                          149,392          151,847          168,222
   Deferred income taxes                                   (263,209)         (42,242)         (47,004)
   Unrealized loss on investments                            74,914             --               --
   Change in assets and liabilities
    (Increase) decrease in:
     Receivables                                             12,364          181,133         (282,028)
     Unbilled adjusting fees                                (10,600)          (1,875)          (2,375)
     Prepaid expenses                                        20,701          (30,728)         (31,108)
     Other                                                  (52,893)         (50,029)         (59,522)
    Increase (decrease) in:
     Accounts payable                                        22,127           (1,003)         (33,877)
     Accrued expense                                        (69,183)         (59,758)         167,408
     Income taxes payable                                    27,684           (7,415)          34,647
     Licensees' & franchisees' remittance payable           261,473          (86,102)        (497,735)
     Other                                                  485,564           63,783          (22,657)
                                                        ---------------------------------------------
     Total adjustment                                       875,000          302,655         (489,017)
                                                        ---------------------------------------------
    NET CASH PROVIDED
     BY OPERATING ACTIVITIES                              1,854,198        1,437,174          537,831
                                                        ---------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                      (302,102)        (170,057)        (127,195)
 Investments purchased                                   (1,958,743)      (2,970,057)      (3,968,431)
 Collection on receivable from licensee                        --               --              3,154
 Proceeds from maturity of investments                    2,000,000        3,000,000        4,000,000
 Payments on license acquisition                           (110,172)        (136,951)        (110,306)
 Advances to licensees' and franchisees'                 (3,979,135)      (3,964,357)      (3,358,235)
 Collections of advances to licensees & franchisees       3,703,132        3,695,280        3,241,491
                                                        ---------------------------------------------
  NET CASH USED IN INVESTING ACTIVITIES                    (647,020)        (546,142)        (319,522)
                                                        ---------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Cash dividends                                            (691,351)        (647,147)        (536,454)
 Proceeds from sale of treasury stock                          --             55,547             --
 Common stock repurchased                                   (44,365)        (129,438)        (136,377)
                                                        ---------------------------------------------
  NET CASH USED IN
   FINANCING ACTIVITIES                                    (735,716)        (721,038)        (672,831)
EFFECT OF EXCHANGE RATE CHANGES
 ON CASH                                                      6,231            5,586            8,702
                                                        ---------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                           477,693          175,580         (445,820)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF THE PERIOD                                    534,540          358,960          804,780
                                                        ---------------------------------------------
CASH AND CASH EQUIVALENTS AT
 END OF THE PERIOD                                      $ 1,012,233      $   534,540      $   358,960
                                                        =============================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Frontier Adjusters of America, Inc. and Subsidiaries

Years Ended June 30, 1997, 1996 and 1995
---------------------------------------------------------------------------------------------------------------------------


                          Numbers of      Par Value     Additional                               Cumulative    Unrealized
                             Shares        of Common   Contributed     Retained       Treasury  Translation  gain (loss) on
                             Issued         Stock        Capital       Earnings         Stock    Adjustments   Investments
---------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1994       4,782,010     $  47,820     $2,148,470     $3,552,194    $ (278,492)  $   18,007   $       --

 Cash dividends -
  $.115 per share                  --            --             --       (536,454)           --           --           --
 Net income                        --            --             --      1,026,848            --           --           --
 Treasury stock purchase
 50,000 shares                     --            --             --            --       (136,377)          --           --
 Foreign currency translation      --            --             --            --             --        8,702           --
 Unrealized loss                   --            --             --            --             --           --      (12,067)
---------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1995      4,782,010        47,820      2,148,470      4,042,588      (414,869)      26,709      (12,067)
 Cash dividends -
  $.14 per share                   --            --             --       (647,147)           --           --           --
 Net income                        --            --             --      1,134,519            --           --           --
 Treasury stock purchase
  41,240 shares                    --            --             --             --      (129,438)          --           --
 Treasury stock sold
  20,000 shares                    --            --             --         (3,541)       59,088           --           --
Foreign currency translation       --            --             --             --            --        5,586           --
 Unrealized loss                   --            --             --             --            --           --      (26,919)
---------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1996      4,782,010        47,820      2,148,470      4,526,419      (485,219)      32,295      (38,986)
 Cash dividends -
  $.15 per share                   --            --             --       (691,351)           --           --           --
 Net income                        --            --             --        979,198            --           --           --
 Treasury stock purchase
 14,300 shares                     --            --             --             --       (44,365)          --           --
 Foreign currency translation      --            --             --             --            --      (15,351)          --
 Unrealized gain                   --            --             --             --            --           --      105,263
---------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997       4,782,010    $   47,820     $2,148,470     $4,814,266   $( 529,584)     $ 16,944    $ 66,277
===========================================================================================================================

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation -- These financial statements include the accounts of Frontier Adjusters of America, Inc. (Company) and its subsidiaries, all of which are wholly-owned. Intercompany accounts and transactions have been eliminated.

Business -- The Company's operations consist of the licensing and franchising of independent adjusters throughout the United States and Canada and the operation of an independent adjusting business in Arizona and a risk management division out of its Phoenix and Tucson, Arizona and Las Vegas, Nevada offices. The Company grants credit to its licensees and franchisees, all of whom operate within the insurance industry. Revenues from claims adjusted by employees of the Company are recognized as the services are performed; revenues from claims adjusted by  independent  licensees and  franchisees  are  recognized  when they become due under the terms of the license and franchise agreements (Note 8). Included in the revenues are collections received from one customer which provided the Company with revenues representing approximately $990,000 or 18.8%, $1,047,000 or 20.8% and $1,044,000 or 21.8% of the continuing licensee and franchisee fees during the years ended June 30, 1997, 1996 and 1995 respectively. Outstanding licensee and franchisee fees receivable related to this customer were approximately $95,000 at June 30, 1997 and $123,000 at June 30, 1996. In June of 1997 this client elected to place its adjusting service needs with other vendors. The transition will take place over the following 60-90 days.

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

Income taxes -- Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts and assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment.

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

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments held-to-maturity securities (continued)

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

Current accounting developments -- Effective for financial statements issued after December 15, 1997, the Company will be required to implement FASB Statement No. 128, Earnings per Share. The Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company has not determined what effect the adoption of this Statement will have on its earnings per share calculations.

The FASB has issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 requires that an enterprise (a) classify items of other comprehensive income (as defined in the Statement) by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Management does not believe the application of this Statement will materially affect the Company's financial position and statement of operations.

The FASB has issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's year ending June 30, 1998. The Company has not determined the effect of the adoption of this Statement would have on the Company's financial statements.

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising expense -- Advertising expenditures are expensed when incurred.


NOTE 2:  SUPPLEMENTAL CASH FLOW INFORMATION

                                        1997            1996             1995
                                  ----------------------------------------------
Cash paid during the year:
 Interest                         $    7,259      $    8,056       $    6,745
 Income taxes                     $  854,741      $  794,454       $  668,427

On August 1, 1995, the Company reacquired its Tucson, Arizona licensee. The purchase price was $139,807 gross or $116,081 net of the imputed interest. The purchase price was paid as follows:

         Purchase price                           $ 116,081
         Outstanding loan to licensee
          (Net of imputed interest of $22,926)      (57,626)
         Outstanding advance to licensee            (22,455)
                                                 ----------
         Net cash                                 $  36,000
                                                 ==========


NOTE 3:  RECEIVABLES

Receivables consist of:
                                                        1997             1996
                                                  ---------------------------

 Accounts receivable trade                         $ 145,902       $   65,098
 Licensee and franchisee fees receivable             538,601          568,216
 Errors and omissions insurance premium advanced     105,953          124,671
 Other                                                50,616           28,139
                                                  ---------------------------
          Total receivables                          841,072          786,124
 Less allowance for doubtful accounts                100,500           31,500
                                                  ---------------------------
                                                   $ 740,572       $  754,624
                                                  ==========       ==========

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 4:  LONG-TERM RECEIVABLES

Long-term receivables consist of non interest bearing advances to licensees and franchisees which are repayable in the amount equal to a percentage of the monthly licensee and franchisee revenue. Estimated current and long-term maturities are as follows:

                                                         1997            1996
                                                  ---------------------------

 Advances to licensees and franchisees             $1,453,164      $1,335,061
 Less  allowance for doubtful advances                149,637         213,500
                                                  ---------------------------
                                                    1,303,527       1,121,561
 Less current portion                                 872,527         794,561
                                                  ---------------------------
 Long term portion                                 $  431,000      $ 327,000
                                                  ===========================


NOTE 5:  PROPERTY AND EQUIPMENT

Property and equipment consist of:
                                                         1997            1996
                                                  ---------------------------

 Building and improvements                         $1,269,288      $1,170,656
 Computers and software                               171,661         373,419
 Furniture and fixtures                               285,878         268,147
 Automobiles                                          140,249         123,802
                                                  ---------------------------
                                                    1,867,076       1,936,024
 Less accumulated depreciation and amortization       717,593         881,766
                                                  ---------------------------
                                                    1,149,483       1,054,258
 Land                                                 586,743         500,143
                                                  ---------------------------
                                                   $1,736,226      $1,554,401
                                                   ==========================


NOTE 6:  INVESTMENTS IN DEBT AND MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in debt and marketable equity securities as of June 30, 1997 and 1996:

                                                  Gross         Gross          Gross
                                                Amortized     Unrealized     Unrealized
                                                  Cost          Gains          Losses       Fair Value
                                              --------------------------------------------------------
                                                                       1997
                                              --------------------------------------------------------
Available for Sale Securities
    U.S. government securities                 $  992,787     $     --       $     --       $  992,787
    Equity securities                             304,826         67,388         76,025        296,189
                                               -------------------------------------------------------
    Total available for sale securities         1,297,613         67,388         76,025      1,288,976
Held to maturity securities
    Local government securities & other           714,872         11,817          1,552        725,137
                                               -------------------------------------------------------
                                               $2,012,485     $   79,205     $   77,577     $2,014,113
                                               =======================================================

                                                                       1996
                                               -------------------------------------------------------
Available for sale securities
    U.S. government securities                 $  993,631     $     --       $     --       $  993,631
    Equity securities                             294,818         37,892         76,878        255,832
                                               -------------------------------------------------------
    Total available for sale securities         1,288,449         37,892         76,878      1,249,463
Held to maturity securities
    Local government securities & other           750,730          9,300         25,834        734,196
                                               -------------------------------------------------------
                                               $2,039,179     $   47,192     $  102,712     $1,983,659
                                               =======================================================

The Company's investment in local government securities is concentrated in Salt River Project Agricultural Improvement and Power District Municipal Bonds which mature between 2006 and 2031.

The Company's investments available for sale all have contractual maturities of less than one year.

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 6:  INVESTMENTS IN DEBT AND MARKETABLE EQUITY SECURITIES (continued)

The Company recognized a loss of $74,914 for the year ended June 30, 1997 due to the permanent impairment in value of its available for sale securities.

NOTE 7:  LONG TERM DEBT

On August 1, 1994, the Company acquired, from a licensee, certain rights under his license agreement. Those rights were acquired for $25,000 cash and sixty monthly payments of $2,500. The balance is as follows:

                                                            1997
                                                          --------
             Balance Due                                  $ 65,000
             Imputed interest @ 7.25%                        5,017
                                                          --------
                                                            59,983
             Less Current Portion                           26,521
                                                          --------
             Long Term Portion                            $ 33,462
                                                          ========

Interest paid on outstanding debt amounted to $7,110 in 1997 and $7,049 in 1996. Aggregate payments for the term of the agreement are as follows:

             Year Ending June 30,
                                       1998                 26,521
                                       1999                 28,509
                                       2000                  4,953
                                                          --------
                                                          $ 59,983
                                                          ========


NOTE 8:  LICENSING AND FRANCHISING

As of June 30, 1997, the Company has entered into 476 license and franchise agreements with 406 entities, operating 411 offices with 646 advertised locations, whereby the Company grants exclusive ten year licenses or franchises for the right to use the name "Frontier Adjusters" in a particular area. There is no initial license or franchise fee except where the Company resells a previously acquired license or franchise in which case the Company seeks to recover some or all of its acquisition cost. The Company performs advertising, collection and remittance services, and provides the licensees and franchisees with supplies. As compensation for the above, the Company receives a fee based on a percentage of the licensees' or franchisees' gross billings. Gross billings by licensees and franchisees for the years ended June 30, 1997, 1996 and 1995 were approximately $48,060,000, $46,830,000 and $42,690,000, respectively.

The Company's main line of business is providing services, directly and through licensees and franchisees, to the insurance industry and to self-insureds. The revenue and cost components along with identifiable assets and number of advertised locations are as follows:

                                            Licensing       Adjusting          Corporate
                                               and             and                and
                                           Franchising    Risk Management        Other       Consolidated
                                           --------------------------------------------------------------
1997
----
Revenues                                   $ 5,278,967      $   885,636                       $ 6,164,603
Costs and expenses                           3,569,310          822,683          294,540        4,686,533
                                           --------------------------------------------------------------

Income (loss) from operations              $ 1,709,657      $    62,953      $  (294,540)     $ 1,478,070
                                           ==============================================================

Identifiable assets                        $ 4,274,227      $   609,188      $ 3,028,724      $ 7,912,139
                                           ==============================================================

Number of advertised locations
 Beginning of year                                 618               20                              638
 Opened                                             45               --                               45
 Closed                                            (20)              (5)                             (25)
 Ownership changes                                   3               (3)                              --
                                           --------------------------------------------------------------
                                                   646               12                              658
                                           ==============================================================

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 8:  LICENSING AND FRANCHISING (Continued)

                                    Licensing        Adjusting         Corporate
                                        and             and               and
                                   Franchising    Risk Management        Other       Consolidated
                                   --------------------------------------------------------------
1996
----
Revenues                           $ 5,044,028      $   597,956      $      --        $ 5,641,984
Cost and expenses                    3,101,217          592,467          246,653        3,940,337
                                   --------------------------------------------------------------

Income (loss) from operations      $ 1,942,811      $     5,489      $  (246,653)     $ 1,701,647
                                   ==============================================================

Identifiable assets                $ 3,553,856      $   563,204      $ 2,758,692      $ 6,875,752
                                   ==============================================================

Number of advertised locations
 Beginning of year                         590               21             --                611
 Opened                                     47                1             --                 48
 Closed                                    (19)              (2)            --                (21)
Ownership changes                         --               --               --               --
                                   --------------------------------------------------------------
                                           618               20             --                638
                                   ==============================================================

1995
----
Revenues                           $ 4,783,941      $   456,884      $      --        $ 5,240,825
Costs and expenses                   3,043,680          485,739          208,737        3,738,156
                                   --------------------------------------------------------------

Income (loss) from operations      $ 1,740,261      $   (28,855)     $  (208,737)     $ 1,502,669
                                   ==============================================================

Identifiable assets                $ 3,638,623      $   457,380      $ 2,501,047      $ 6,597,050
                                   ==============================================================

Number of advertised locations
 Beginning of year                         569                4             --                573
 Opened                                     47             --               --                 47
 Closed                                     (9)            --               --                 (9)
 Ownership changes                         (17)              17             --               --
                                   --------------------------------------------------------------
                                           590               21             --                611
                                   ==============================================================

NOTE 9:  INCOME TAXES

The components of the provision for income taxes are as follows:

                                       1997              1996              1995
                                  ---------------------------------------------
Federal
 Current                          $ 695,946         $ 600,407         $ 544,580
 Deferred                          (208,979)          (34,540)          (36,491)
State
 Current                            186,406           163,140           154,664
 Deferred                           (54,230)           (7,702)          (10,513)
                                  ---------------------------------------------
   Income taxes                   $ 619,143         $ 721,305         $ 652,240
                                  =============================================

A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate follows:

                                       1997              1996              1995
                                  ----------------------------------------------
Statutory rate                         35.0%             35.0%             35.0%
Increase (decrease) resulting from:
 State income taxes, net                5.5               5.5               5.7
 Non-deductible items                   1.6               1.1               1.1
 Non-taxable revenues                  (1.1)             (1.0)             (1.0)
 Other                                 (2.3)             (1.7)             (1.9)
                                  ---------------------------------------------
Effective rate                         38.7%             38.9%             38.9%
                                  =============================================

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 9:  INCOME TAXES (Continued)

Net deferred tax assets consist of the following components at June 30, 1997 and 1996:

                                                        1997              1996
                                                    ---------------------------
      Deferred tax assets
        Allowance for doubtful accounts             $  94,443         $  94,410
        Property and equipment                         39,323            22,004
        Unrealized loss on investments                 29,479                --
        Other liabilities                             243,315            26,937
                                                    ---------------------------
                                                    $ 406,560          $143,351
                                                    ===========================

The deferred tax amounts mentioned above have been classified as current assets in the accompanying balance sheets as of June 30, 1997 and 1996.


NOTE 10:  RELATED PARTY TRANSACTIONS

A director/officer of the Company is a partner in a law firm that renders legal services to the Company. The Company paid the law firm approximately $92,000 in fiscal 1997, $90,500 in fiscal 1996 and $88,500 in fiscal 1995 for legal services and reimbursement of expenses.


NOTE 11:  PROFIT SHARING PLAN

On June 14, 1984, the Company adopted a Profit Sharing Plan (Plan) covering substantially all employees of the Company who have completed one year of service and have reached age 20. The Plan provides for contributions at the discretion of management not to exceed the amount permitted under the Internal Revenue Code as a deductible expense. Participants' benefits vest at the rate of 20% per year. Contributions to the Plan are made to trust accounts for investment at the discretion of the individual participants. Profit sharing expense was $217,601, $175,390 and $160,717 for the years ended June 30, 1997, 1996 and 1995 respectively.


NOTE 12:  STOCK OPTIONS

The Company applies APB Option 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. The Company has elected not to adopt FASB Statement No. 123, Accounting for Stock-based Compensation. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of Statement No. 123, there would not be a material difference from the Company's reported net income.

On October 9, 1987, the shareholders approved an Incentive Stock Option Plan (1987 Plan) which provides for the granting of options to acquire up to 300,000 shares of common stock to certain officers and key employees of the Company at no less than 100% of the fair market value of the stock on the date of the grant. Options under the Plan are intended to be Incentive Stock Options (ISOs) pursuant to Section 422A of the Internal Revenue Code. Such options may have a maximum term of ten years and are exercisable one year after they are granted.

On October 11, 1996, the shareholders approved a Stock Option Plan (1996 Plan) which had been adopted by the Board of Directors on May 21, 1996 and effective July 1, 1996, which provides for the granting of options to acquire up to 300,000 shares of common stock to certain officers and key employees of the Company. Options under the Plan may be incentive stock options "ISO" pursuant to
Section 422A of the Internal Revenue Code. On July 1, 1996, the Company granted ISO's for 100,000 shares of stock at $2.875 per share, the fair value at the grant date.

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 12:  STOCK OPTIONS (continued)

Outstanding options become exercisable in varying amounts beginning one year after grant. Information regarding these option plans are as follows:

                                                   Number of Shares
                                    --------------------------------------------
                                       1997             1996              1995
                                    --------------------------------------------
Outstanding July 1                   200,000          200,000           113,130
Granted                              100,000               --            86,870
Exercised                                --                --                --
                                    --------------------------------------------

Outstanding June 30                  300,000          200,000           200,000
                                    ============================================

Options were outstanding at June 30, 1997, 1996 and 1995 at average prices per share of $3.05, $3.14 and $3.14 respectively. At June 30, 1997, there are no remaining options available for issuance under the 1987 Plan and the 1996 Plan had options available for granting of 200,000 shares.


NOTE 13:  COMMITMENTS AND CONTINGENCIES

The Company entered into five-year employment agreements with four key executive officers, three of which expire June 30, 2000 and one that expires June 30, 2001. In addition to a base salary, the agreements provide for bonuses based upon the Company's pre-tax earnings and annual cost of living increases. Total compensation under those employment agreements was $788,605, $635,436 and $452,497 for the years ended June 30, 1997, 1996 and 1995, respectively. The aggregate commitment for future salaries at June 30, 1997, excluding bonuses and cost of living increases, is $2,140,956 as follows:

                       Year ended June 30,
                       -------------------

                             1998                  $  687,012
                             1999                     651,972
                             2000                     651,972
                             2001                     150,000


The Company has entered into an agreement with a customer to share a suite in the America West Arena in Phoenix, Arizona for client development purposes. The agreement provides that the Company is responsible for 50% of the costs and expenses of the suite. The Company's commitment began in June, 1992. The Company's minimum required payments are as follows:


                       Year ended June 30,             Amount
                       --------------------------------------

                             1998                  $   37,960
                             1999                      39,477
                                                   ----------
                                                   $   77,437
                                                   ==========

During the year ended June 30, 1997, the Company settled a claim made against it and a former franchisee at a cost to the Company of $525,000 net of insurance reimbursement.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                               SUPPLEMENTARY DATA
                               ------------------



Selected Quarterly Financial Data

(Information for all periods shown below is unaudited)

                                                                          1997
                                                -------------------------------------------------------
                                                                   Three Months Ended
                                                -------------------------------------------------------
                                                 Sept. 30        Dec. 31        Mar. 31        June 30
                                                ----------     ----------     ----------     ----------
Revenues                                        $1,663,529     $1,505,195     $1,485,765     $1,510,114
 Income from operations                            520,451        469,744        391,257         96,618
 Income before income taxes                        563,995        546,913        437,238         50,194
 Net income                                        342,263        329,847        265,137         41,951
 Net income per share                                  .07            .07            .06            .01

 Weighted average shares outstanding             4,614,684      4,605,358      4,605,358      4,605,358




                                                                       1996
                                                -------------------------------------------------------
                                                                  Three Months Ended
                                                -------------------------------------------------------
                                                 Sept. 30        Dec. 31        Mar. 31        June 30
                                                ----------     ----------     ----------     ----------
Revenues                                        $1,408,666     $1,352,330     $1,396,634     $1,484,354
 Income from operations                            437,150        395,569        420,995        447,932
 Income before income taxes                        471,789        447,351        460,416        476,265
 Net income                                        286,038        271,595        278,941        297,942
 Net income per share                                  .06            .06            .06            .07

 Weighted average shares outstanding             4,637,943      4,609,658      4,609,658      4,623,065




                                                                       1995
                                                -------------------------------------------------------
                                                                  Three Months Ended
                                                -------------------------------------------------------
                                                 Sept. 30        Dec. 31       Mar. 31         June 30
                                                ----------     ----------     ----------     ----------
Revenues                                        $1,270,785     $1,257,356     $1,232,935     $1,479,749
 Income from operations                            400,164        415,959        198,670        487,876
 Income before income taxes                        440,483        482,236        242,891        513,478
 Net income                                        267,530        292,947        146,708        319,663
 Net income per share                                  .06            .06            .03            .07

 Weighted average shares outstanding             4,690,943      4,677,311      4,640,898      4,640,898

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES


                        VALUATION AND QUALIFYING ACCOUNTS
                        ---------------------------------

                For the Years Ended June 30, 1997, 1996 and 1995

                                                            Additions
                                           Balance at       Charged to     Deductions        Balance
                                            Beginning       Cost and         From            at End
                                           of Period         Expenses       Reserves        of Period
                                           ---------         --------       --------        ---------

Year Ended June 30, 1997:
   Allowance for doubtful accounts         $ 245,000       $ 149,392       $ 144,255        $ 250,137



Year Ended June 30, 1996:
   Allowance for doubtful accounts           223,000         151,847         129,847          245,000



Year Ended June 30, 1995:
   Allowance for doubtful accounts           116,000         169,640          62,640          223,000

                                      F-16