Form 10-K/A
period 1997-06-30
FRONTIER ADJUSTERS OF AMERICA INC
filed 1997-09-03
CIK 735349

CONFORMED
                                    ---------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

      Commission file number 1-12902

                               ------------------

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

           ARIZONA                                       86-0477573
   (State of other jurisdiction of        I.R.S. Employer Identification Number)
   incorporation or organization)

        45 East Monterey Way                             85012
           Phoenix, Arizona                             (Zip Code)
(Address of principal executive offices)

        Registrant's telephone number, including area code (602) 264-1061

                               ------------------

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

                               ------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $11,513,395 as of August 15, 1997.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of August 15, 1997, was 4,605,358.
                                     1 of 2

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       FRONTIER ADJUSTERS OF AMERICA, INC.


/s/ William J. Rocke                                                /s/ Patric R. Greer
---------------------------------------------------                 ---------------------------------------------------
William J. Rocke (Chief Executive Officer, Chairman                 Patric R. Greer (Chief Financial Officer)
of the Board)

     September 4, 1997                                                   September 4, 1997
---------------------------------------------------                 ---------------------------------------------------

                                     2 of 2