Form 10-Q
period 1997-09-30
FRONTIER ADJUSTERS OF AMERICA INC
filed 1997-10-30
CIK 735349

CONFORMED

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period _______________________ to _________________________

Commission File Number    1-12902
                         ----------

                       FRONTIER ADJUSTERS OF AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Arizona                                       86-0477573
  ---------------------------                 --------------------------------
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

                                                 Yes   X        No
                                                     -----         -----

Number of shares of Common Stock outstanding on October 23, 1997       4,605,358
                                                                       ---------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                September 30, 1997    June 30, 1997
                                                                ------------------    -------------
                                                                   (unaudited)             (*)
                                            ASSETS
                                            ------
CURRENT ASSETS
   Cash and cash equivalents                                       $   650,999         $ 1,012,233
   Investments                                                       1,285,125           1,288,976
   Receivables                                                       1,813,745           1,613,099
   Prepaid expenses                                                    302,271             268,192
   Other                                                               446,660             433,260
                                                                   -----------         -----------
        TOTAL CURRENT ASSETS                                         4,498,800           4,615,760
                                                                   -----------         -----------

PROPERTY AND EQUIPMENT                                               2,470,027           2,453,819
   Less accumulated depreciation and amortization                     (754,024)           (717,593)
                                                                   -----------         -----------
                                                                     1,716,003           1,736,226
                                                                   -----------         -----------

OTHER ASSETS
   Cost of subsidiary in excess of net tangible assets acquired        213,817             213,817
   Less accumulated amortization                                      (177,396)           (176,818)
                                                                   -----------         -----------
                                                                        36,421              36,999
   Receivables (Long term)                                             389,000             431,000
   Investments (Long term)                                             730,479             714,872
   Other                                                               352,408             377,282
                                                                   -----------         -----------
                                                                     1,508,308           1,560,153
                                                                   -----------         -----------
        TOTAL ASSETS                                               $ 7,723,111         $ 7,912,139
                                                                   ===========         ===========

                                          LIABILITIES
                                          -----------

CURRENT LIABILITIES
   Accounts payable                                                $    10,602         $    33,793
   Accrued expenses                                                    341,139             190,510
   Franchisee/licensee remittance payable                              479,586             396,991
   Current Portion Long Term Liability                                  27,005              26,521
   Other                                                               179,003             666,669
                                                                   -----------         -----------
        TOTAL CURRENT LIABILITIES                                    1,037,335           1,314,484
                                                                   -----------         -----------

LONG TERM LIABILITY                                                     26,527              33,462
                                                                   -----------         -----------

STOCKHOLDERS' EQUITY
   Common stock                                                         47,820              47,820
   Additional paid in capital                                        2,148,470           2,148,470
   Treasury stock                                                     (529,584)           (529,584)
   Other                                                                92,336              83,221
   Retained earnings                                                 4,900,207           4,814,266
                                                                   -----------         -----------
                                                                     6,659,249           6,564,193
                                                                   -----------         -----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 7,723,111         $ 7,912,139
                                                                   ===========         ===========

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                 Three Months Ended September 30, 1997 and 1996

                                                         1997            1996
                                                      ----------      ----------
REVENUES
   Continuing licensee and franchisee fees            $1,220,102      $1,388,298
   Adjusting and risk management fees                    263,606         275,231
                                                      ----------      ----------
                                                       1,483,708       1,663,529
                                                      ----------      ----------

COST AND EXPENSES
   Compensation and fringe benefits                      645,048         651,156
   Office                                                 94,149         100,364
   Advertising and promotion                              60,001          81,197
   Depreciation and amortization                          61,357          55,955
   Provision for doubtful accounts                        48,000          45,000
   Other                                                 187,069         209,406
                                                      ----------      ----------
                                                       1,095,624       1,143,078
                                                      ----------      ----------
   INCOME FROM OPERATIONS                                388,084         520,451
                                                      ----------      ----------

OTHER INCOME (EXPENSE)
   Interest income                                        36,466          36,191
   Other (Net)                                             1,679           7,353
                                                      ----------      ----------
   TOTAL OTHER INCOME (EXPENSE)                           38,145          43,544
                                                      ----------      ----------
   INCOME BEFORE INCOME TAXES                            426,229         563,995

INCOME TAXES                                             167,587         221,732
                                                      ----------      ----------
   NET INCOME                                         $  258,642      $  342,263
                                                      ==========      ==========

Weighted Average Shares outstanding                    4,605,358       4,614,684
                                                      ==========      ==========

NET INCOME PER COMMON SHARE                           $      .06      $      .07
                                                      ==========      ==========

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                 Three Months Ended September 30, 1997 and 1996

                                                               1997            1996
                                                           -----------     -----------
NET INCOME                                                 $   258,642     $   342,263
                                                           -----------     -----------
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                61,903          55,955
   (Gain) on disposition of property & equipment                  (120)           (905)
   Allowance for doubtful accounts                              49,038          45,930
Change in assets and liabilities:
(Increase) decrease in:
   Receivables                                                (122,262)         60,444
   Prepaid expenses                                            (34,079)         20,727
   Other                                                       (26,537)        (23,834)
Increase (decrease) in:
   Accounts payable                                            (23,191)         68,451
   Accrued expenses                                            150,629         110,734
   Franchisee and licensee remittance payable                   82,595         241,783
   Other                                                      (487,666)         59,713
                                                           -----------     -----------
Total adjustments                                             (349,690)        638,998
                                                           -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      (91,048)        981,261
                                                           -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                                 200            --
   License Acquisition                                            --           (25,000)
   Capital expenditures                                        (16,308)        (78,195)
   Investment purchased                                       (989,627)       (974,115)
   Proceeds from sales of investments                        1,000,000       1,000,000
   Payments on License acquisition                              (6,451)         (6,001)
   Advances to licensees and franchisees                    (1,029,663)     (1,021,884)
   Collections of advances to licensees and franchisees        944,241         917,536
                                                           -----------     -----------
   NET CASH (USED IN) INVESTING ACTIVITIES                     (97,608)       (187,659)
                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                                             (172,701)       (173,248)
   Common stock repurchased                                       --           (44,365)
                                                           -----------     -----------
   NET CASH PROVIDED BY(USED IN)FINANCING ACTIVITIES          (172,701)       (217,613)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            123            --
                                                           -----------     -----------

NET INCREASE (DECREASE) IN CASH                               (361,234)        575,989
   Cash at beginning of the period                           1,012,233         534,540
                                                           -----------     -----------
   Cash at the end of the period                           $   650,999     $ 1,110,529
                                                           ===========     ===========

Supplemental disclosures of Cash Flow information
Cash paid during the period
   Income taxes                                            $    86,910     $    72,130
   Interest                                                $     1,048     $     1,498

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

    The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

    Item 2 -  Management's  Discussion  and Analysis of Financial  Condition and
    ----------------------------------------------------------------------------
    Results of Operations
    ---------------------

    The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the
    Company's "expectations", "anticipation", "intentions", "beliefs", or "strategies" regarding the future. Forward looking statements include statements regarding revenue, margins, expenses, and earnings analysis with regard to the Company or with regard to the Company's licensees and franchisees for the remainder of fiscal 1998 and thereafter; improvement of, and growth in the number of, licensees and franchisees; future spending on marketing and product development strategy; and liquidity and anticipated availability of cash for operations, acquisitions, or payment of dividends. All forward looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in this Report, including but not limited to the extent and nature of natural disasters in geographic areas serviced by the Company or by its licensees and franchisees; management decisions by insurance companies and self-insureds to increase or decrease the degree to which they contract for services offered by the Company, its licensees or franchisees; the Company's ability to identify and attract new qualified licensees and franchisees; the Company's ability to successfully manage offices reacquired from existing licensees and franchisees; and uninsured liability for acts or omissions of the Company's employees, licensees, or franchisees.

    Financial Condition
    -------------------

    The Company has historically financed its growth and on-going operations with cash generated from operations. In the quarter ended September 30, 1997, net cash used in the Company's operations exceeded cash provided by operations by $91,000.

    Compared to the last fiscal year, the most significant item affecting cash used by the Company's operations is the $488,000 decrease in other liabilities. This decrease results from a $525,000 payment during the current quarter pursuant to an agreement the Company had entered in June 1997 to settle litigation.

    The Company's Board of Directors on October 10, 1997 approved the Company's quarterly cash dividend of 3.75 cents per share to be paid on December 10, 1997 to shareholders of record on November 20, 1997.

    Through its capital investment program, the Company replaces obsolete or outdated equipment and invests in new equipment and furnishings to maintain or increase the productivity of the Company and its employees. The Company anticipates investing $200,000 to $300,000 in fiscal 1998 for equipment and furnishings pursuant to its capital investment program.

    Management believes that the Company will be able to fund all of its cash requirements (i.e. current operations, capital asset acquisition and the payment of dividends) from its current available cash as well as funds generated by its operations.

    The Company's ratio of current assets to current liabilities was 4.34 to 1 as of September 30, 1997 and 3.51 to 1 as of June 30, 1997.

    Results of Operations - Quarter Ended September 30, 1997 Compared to 1996
    -------------------------------------------------------------------------

    Revenues
    --------

    The Company's revenues decreased 10.8% or $180,000 to $1,484,000 in the current quarter from $1,664,000 in the same period of the prior fiscal year. The decrease is a combined $12,000 decrease in adjusting and risk management fees and a $168,000 decrease in continuing licensee and franchisee fees.

    The decrease of $12,000 in adjusting and risk management fees from $275,000 in the quarter ended September 30, 1996 to $263,000 in the quarter ended September 30, 1997 represents a 4.4% decrease. A substantial portion of this decrease is related to a major storm that occurred in mid August 1996 in the Phoenix, Arizona metropolitan area where the Company's main offices are located. Claims resulting from this storm provided the Company with $80,000 in adjusting services revenues in quarter ended September 30, 1996. The
    Company did, however, experience a $5,000 increase in fees in its Tucson office as compared to the same period in the previous fiscal year. Furthermore, the Company's Las Vegas/Henderson office, which was acquired in the last quarter of the prior fiscal year from a former licensee, provided $87,000 in adjusting fees this quarter.

    The Company's revenues from continuing licensee and franchisee fees decreased 12% or $168,000 from $1,388,000 in the quarter ended September 30, 1996 to $1,220,000 in the quarter ended September 30, 1997. This decrease reflects the loss of revenues attributed to a client which contributed 18.8% to the continuing licensee and franchisee fees in fiscal 1997. In June 1997, this client elected to place its adjusting service needs with other vendors. This will be reflected in the Company's 1998 fiscal year.

    The Company's revenues are affected by numerous factors including, the work loads of other companies and claims presented by their clients. Therefore, the Company is unable to project its future revenues. The Company has historically seen growth in licensee and franchisee fees paid. However, during the current fiscal year the Company has seen a decrease in revenues due primarily to the phase out of its business relationship with its major client. The Company has responded to this loss of revenue by investing substantial resources to establish a new promotional and marketing program, and anticipates that over time the lost business will be replaced. In addition, the Company believes that it will continue to realize growth as it adds additional qualified licensees and franchisees. Furthermore, the Company expects to continue to reflect revenues from its Tucson and Las Vegas operations.

    Compensation and Fringe Benefits
    --------------------------------

    Compensation and fringe benefits represent approximately 59% of the Company's costs and expenses and represent the largest single item of expense. These expenses decreased 1% or $6,000 from $651,000 in the three months ended September 30, 1996 to $645,000 in the current quarter.

    Expenses Other Than Compensation and Fringe Benefits
    ----------------------------------------------------

    The Company's expenses other than compensation and fringe benefits decreased $41,000 during the three months ended September 30, 1997 as compared to the same quarter of the prior fiscal year. The principal items affecting these expenses are a $28,000 decrease in legal expenses and a $21,000 decrease in advertising and promotional expenses.

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

    Due to the decrease in the Company's net income, income taxes decreased by $54,000.

    Other Income
    ------------

    The Company's other income decreased $6,000 or 14% from $44,000 in the quarter ended September 30, 1996 to $38,000 in the current quarter. The most significant items affecting other income include a $3,000 decrease in the sales of computer software to the Company's licensees and franchisees and a $1,000 increase in expenses related to rental property.

    Net Income
    ----------

    The Company's net income for the quarter ended September 30, 1997, decreased $83,000 or 24% from $342,000 in the quarter ended September 30, 1996 to $259,000 in the current quarter. The most significant items affecting net income were the $180,000 decrease in revenues, the $41,000 decrease in expenses other than compensation and fringe benefits and the $54,000 decrease in income taxes.

    Results of Operations - Quarter Ended September 30, 1996 Compared to 1995
    -------------------------------------------------------------------------

    Revenues
    --------

    The Company's revenues increased 18% or $255,000 to $1,664,000 in the quarter ended September 30, 1996 from $1,409,000 in the same period of the 1995 fiscal year. This increase resulted from a combined $113,000 increase in adjusting and risk management fees and a $141,000 increase in continuing licensee and franchisee fees.

    The increase of $113,000 in adjusting and risk management fees from $162,000 in the quarter ended September 30, 1995 to $275,000 in the quarter ended September 30, 1996 represents a 70% increase. A substantial portion of this increase is related to a major storm that occurred in mid August 1996 in the Phoenix, Arizona metropolitan area where the Company's main offices are located. Claims resulting from this storm provided the Company with $80,000 in adjusting services revenues in the quarter ended September 30, 1996 and provided additional revenues in the following quarter as not all the claims received had been concluded and billed prior to September 30, 1996.
    Additionally, the Company had a $22,000 increase in fees in its Tucson office as this office was acquired from a licensee in the first quarter of the prior fiscal year. The balance of the increase represents an increase in the demand for the services provided by Company owned offices.

    The Company's revenues from continuing licensee and franchisee fees increased 11% or $141,000 from $1,247,000 in the quarter ended September 30, 1995 to $1,388,000 in the quarter ended September 30, 1996. This increase reflects the fact that the Company's licensees and franchisees were benefiting from an increase in claims as insurance companies and self-insureds used their services due to an increase in volume of claims. Also, to a greater degree, this increase reflects the effect of new licensees and franchisees and rate increases.

    Compensation and Fringe Benefits
    --------------------------------

    Compensation and fringe benefits represented approximately 57% of the Company's costs and expenses and represented the largest single item of expense. These expenses increased 39% or $183,000 from $468,000 in the three months ended September 30, 1995 to $651,000 in the quarter ended September 30, 1996. This increase was the result of the addition of an Executive Vice President to the Company's management team, additional employees hired including temporary employees to handle increased work loads in the Corporate office, increased bonus related to the Company's rising income and cost of living and merit increases given to employees.

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

    The balance of the Company's costs and expenses did not significantly change from the same period of the prior year.

    Income Taxes
    ------------

    The Company's income taxes were 39% of its income before taxes, or approximately the same as they were in the prior fiscal year. Changes made in the tax laws by various states and by the federal government have not had a material affect on the Company's current overall tax rates, however, this could change at any time.

    Other Income
    ------------

    The Company's other income increased $9,000 or 25% from $35,000 in the quarter ended September 30, 1995 to $44,000 in the quarter ended September 30, 1996. The most significant items affecting other income include a $4,000 increase in the sales of computer software to the Company's licensees and franchisees and a $5,000 increase in interest income.

    Net Income
    ----------

    The Company's net income for the quarter ended September 30, 1996, increased $56,000 or 20% from $286,000 in the quarter ended September 30, 1995 to $342,000 in the quarter ended September 30, 1996. The most significant items affecting net income were the $255,000 increase in revenues, the $183,000 increase in compensation and fringe benefits and the $11,000 decrease in other expenses.

    PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings
    --------------------------

    From time to time in the normal course of its business, the Company is named as a defendant in lawsuits. The Company does not believe that it is subject to any such lawsuits or litigation or threatened lawsuits or litigation that will have a material adverse effect on the Company or its business.

    Item 3 - Submission of Matters to a Vote of Security Holders
    ------------------------------------------------------------

    On October 10, 1997, the Company held its annual shareholders meeting.

    The Company's Board of Directors were reelected with 4,192,874 shares being cast and 188,427 shares abstaining. The Directors elected and the numbers of votes each received are as follows:

    Patric R. Greer                                                    4,011,099
    George M. Hill                                                     3,984,197
    Francis J. LaPallo                                                 4,011,099
    Louis T. Mastos                                                    4,001,933
    James S. Rocke                                                     4,010,766
    William J. Rocke                                                   4,004,516
    Jean E. Ryberg                                                     3,996,724
    Merlin J. Schumann                                                 4,011,099
    William W. Strawther, Jr.                                          4,001,933
    Scott R. Younker                                                   4,011,099

    The Company's shareholders ratified the appointment of McGladrey & Pullen, LLP, Certified Public Accountants, as the auditors of the Company for the Company's fiscal year ending June 30, 1998, with 4,167,113 affirmative votes, 15,170 against and 10,591 abstaining.

    Response to items one through five not listed above are omitted since these items are either inapplicable or the response thereto would be negative.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FRONTIER ADJUSTERS OF AMERICA, INC.



    Date:    October 30, 1997      /s/ Jean E. Ryberg
         -----------------------   ---------------------------------------------
                                   Jean E. Ryberg, President and Director



    Date:    October 30, 1997      /s/ Patric R. Greer
         -----------------------   ---------------------------------------------
                                   Patric R. Greer, Chief Financial Officer,
                                   Controller, Director
                                        9