Form 10-Q
period 1997-12-31
FRONTIER ADJUSTERS OF AMERICA INC
filed 1998-01-29
CIK 735349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period _______________________ to _________________________

Commission File Number    1-12902
                      --------------

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
                                                       Yes  X      No
                                                           ---        ---


Number of shares of Common Stock outstanding on January 29, 1998      4,605,358
                                                                     -----------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                December 31, 1997     June 30, 1997
                                                                -----------------     -------------
                                                                   (unaudited)             (*)
                                               ASSETS
                                               ------

CURRENT ASSETS
   Cash and cash equivalents                                      $   890,856          $ 1,012,233
   Investments                                                      1,262,554            1,288,976
   Receivables                                                      1,618,823            1,613,099
   Prepaid expenses                                                   232,248              268,192
   Other                                                              447,600              433,260
                                                                  -----------          -----------
        TOTAL CURRENT ASSETS                                        4,452,081            4,615,760
                                                                  -----------          -----------

PROPERTY AND EQUIPMENT                                              2,513,902            2,453,819
   Less accumulated depreciation and amortization                    (792,858)            (717,593)
                                                                  -----------          -----------
                                                                    1,721,044            1,736,226
                                                                  -----------          -----------

OTHER ASSETS
   Cost of subsidiary in excess of net tangible assets acquired       213,817              213,817
   Less accumulated amortization                                     (177,974)            (176,818)
                                                                  -----------          -----------
                                                                       35,843               36,999
   Receivables (Long term)                                            412,000              431,000
   Investments (Long term)                                            694,643              714,872
   Other                                                              331,405              377,282
                                                                  -----------          -----------
                                                                    1,473,891            1,560,153
                                                                  -----------          -----------
        TOTAL ASSETS                                              $ 7,647,016          $ 7,912,139
                                                                  ===========          ===========


                                             LIABILITIES
                                             -----------

CURRENT LIABILITIES
   Accounts payable                                               $    32,929          $    33,793
   Accrued expenses                                                   330,343              190,510
   Franchisee/licensee remittance payable                             418,951              396,991
   Current portion long term liability                                 27,497               26,521
   Other                                                              159,697              666,669
                                                                  -----------          -----------
        TOTAL CURRENT LIABILITIES                                     969,417            1,314,484
                                                                  -----------          -----------

LONG TERM LIABILITY                                                    19,465               33,462
                                                                  -----------          -----------

STOCKHOLDERS' EQUITY
   Common stock                                                        47,820               47,820
   Additional paid in capital                                       2,148,470            2,148,470
   Treasury stock                                                    (529,584)            (529,584)
   Other                                                               29,532               83,221
   Retained earnings                                                4,961,896            4,814,266
                                                                  -----------          -----------
                                                                    6,658,134            6,564,193
                                                                  -----------          -----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $ 7,647,016          $ 7,912,139
                                                                  ===========          ===========

*Condensed from audited financial statements.
 The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                          Six Months Ended              Three Months Ended
                                          December 31,                  December 31,
                                          ----------------------        ---------------------
                                             1997           1996           1997          1996
                                             ----           ----           ----          ----
REVENUES
   Continuing licensee and
    franchisee fees                       $2,341,906     $2,688,729     $1,121,804     $1,300,431
   Adjusting fees                            553,044        479,995        289,438        204,764
                                          ----------     ----------     ----------     ----------
                                           2,894,950      3,168,724      1,411,242      1,505,195
                                          ----------     ----------     ----------     ----------


COST AND EXPENSES
   Compensation and employee benefits      1,324,151      1,262,882        679,103        611,726
   Office                                    182,419        202,359         88,270        101,995
   Advertising and promotion                 124,583        140,088         64,582         58,891
   Depreciation and amortization             125,097        114,168         63,740         58,213
   Provision for doubtful accounts            96,000         90,000         48,000         45,000
   Other                                     334,770        369,032        147,701        159,626
                                          ----------     ----------     ----------     ----------
                                           2,187,020      2,178,529      1,091,396      1,035,451
                                          ----------     ----------     ----------     ----------
INCOME FROM OPERATIONS                       707,930        990,195        319,846        469,744
                                          ----------     ----------     ----------     ----------

OTHER INCOME (EXPENSE)
   Interest income                            69,850         74,176         33,384         37,985
   Other (Net)                                35,108         46,537         33,429         39,184
                                          ----------     ----------     ----------     ----------
   TOTAL OTHER INCOME (EXPENSE)              104,958        120,713         66,813         77,169
                                          ----------     ----------     ----------     ----------
   INCOME BEFORE INCOME TAXES                812,888      1,110,908        386,659        546,913


INCOME TAXES                                 319,855        438,798        152,268        217,066
                                          ----------     ----------     ----------     ----------
   NET INCOME                             $  493,033     $  672,110     $  234,391     $  329,847
                                          ==========     ==========     ==========     ==========


Weighted Average Shares
 outstanding                               4,605,358      4,610,021      4,605,358      4,605,358
                                          ==========     ==========     ==========     ==========

NET INCOME PER COMMON SHARE               $      .11     $      .15     $      .05     $      .07
                                          ==========     ==========     ==========     ==========

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                   Six Months Ended December 31, 1997 and 1996

                                                                    1997             1996
                                                                -----------      -----------
NET INCOME                                                      $   493,033      $   672,110
                                                                -----------      -----------
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization:
        Operations                                                  125,048          114,168
        Other                                                         1,092              546
   (Gain) on sale of investments                                     (4,042)            --
   (Gain) on disposition of property and equipment                     (120)         (24,775)
   Allowance for doubtful accounts                                   96,000          (50,295)
Change in assets and liabilities:
(Increase) decrease in:
   Receivables                                                       90,342          220,935
   Prepaid expenses                                                  35,944           86,760
   Other                                                            (71,656)         (45,959)
Increase (decrease) in:
   Accounts payable                                                    (864)          20,993
   Accrued expenses                                                 139,833           13,170
   Franchisee and licensee remittance payable                        21,960          258,363
   Other                                                           (506,972)          14,304
                                                                -----------      -----------
Total adjustments                                                   (73,435)         608,210
                                                                -----------      -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    419,598        1,280,320
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (60,183)        (275,599)
   Investments purchased                                           (989,627)        (974,115)
   Proceeds from sales of investments                             1,040,000        1,000,000
   Proceeds on sale of fixed assets                                     200             --
   License acquisition                                                 --            (25,000)
   Payments on License acquisition                                  (13,021)         (18,113)
   Advances to licensees and franchisees                         (2,048,708)      (1,914,581)
   Collections of advances to licensees and franchisees           1,875,642        1,825,397
                                                                -----------      -----------
   NET CASH PROVIDED (USED IN) BY INVESTING ACTIVITIES             (195,697)        (382,011)
                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                                                  (345,403)        (345,949)
   Common stock repurchased                                            --            (44,365)
                                                                -----------      -----------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (345,403)        (390,314)
                                                                -----------      -----------
   EFFECT OF EXCHANGE RATE CHANGES ON CASH                              125             --

NET INCREASE (DECREASE) IN CASH                                    (121,377)         507,995
   Cash at beginning of the period                                1,012,233          534,540
                                                                -----------      -----------
   Cash at the end of the period                                $   890,856      $ 1,042,535
                                                                ===========      ===========

Supplemental disclosures of Cash Flow information
Cash paid during the period
   Income taxes                                                 $   377,887      $   515,344
   Interest                                                     $     1,980      $     4,442

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

    The results of operations for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

(2) Supplemental Cash Flow Information
    ----------------------------------

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the
    Company's "expectations", "anticipation", "intentions", "beliefs", or "strategies" regarding the future. Forward looking statements include statements regarding revenue, margins, expenses, and earnings analysis with regard to the Company or with regard to the Company's licensees and franchisees for the remainder of fiscal 1998 and thereafter; improvement of, and growth in the number of, licensees and franchisees; future spending on marketing and product development strategy; and liquidity and anticipated availability of cash for operations, acquisitions, or payment of dividends. All forward looking statements included in this Report are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in this Report and any other reports on file with the SEC, including but not limited to the extent and nature of natural disasters in geographic areas serviced by the Company or by its licensees and franchisees; management decisions by insurance companies and self-insureds to increase or decrease the degree to which they contract for services offered by the Company, its licensees or franchisees; the Company's ability to identify and attract new qualified licensees and franchisees; the Company's ability to successfully manage offices reacquired from existing licensees and franchisees; the Company's ability to attract and retain national and regional clients for the services of the Company and its licensees; and uninsured liability for acts or omissions of the Company's employees, licensees, or franchisees.

    Financial Condition
    -------------------

    The Company has historically financed its growth and on going operations with cash generated from operations. In the six months ended December 31, 1997, the Company's operations generated $420,000 in cash.

    Compared to the last fiscal year, the most significant item affecting cash provided by the Company's operations is the $507,000 decrease in other liabilities. This decrease results from a $525,000 payment during the first quarter of fiscal 1998 pursuant to an agreement the Company had entered in June 1997 to settle litigation.

    Through its capital investment program, the Company replaces obsolete or outdated equipment and invests in new equipment and furnishings to maintain or increase the productivity of the Company and its employees. The Company anticipates investing $200,000 to $300,000 in fiscal 1998 for equipment and furnishings pursuant to its capital investment program.

    Management believes that the Company will be able to fund all of its cash requirements (i.e. current operations, capital asset acquisition and the payment of dividends) from currently available cash generated from operations.

    The Company's ratio of current assets to current liabilities was 4.59 to 1 as of December 31, 1997 and 3.51 to 1 as of June 30, 1997.

Results of  Operations  - Six Months  Ended  December  31, 1997  Compared to Six
--------------------------------------------------------------------------------
Months Ended December 31, 1996
------------------------------

Revenues
--------

The Company's revenues decreased 8.6% or $274,000 to $2,895,000 during the six months ended December 31, 1997 from $3,169,000 in the same period of the prior fiscal year. This decrease represents a combined $73,000 increase in adjusting and risk management fees and a $347,000 decrease in continuing licensee and franchisee fees.

The increase of $73,000 in adjusting and risk management fees from $480,000 in the six months ended December 31, 1996 to $553,000 for the six months ended December 31, 1997 represents a 15.2% increase. A significant portion of this increase is related to the Company's Las Vegas/Henderson, Nevada office, which was acquired in the last quarter of the prior fiscal year from a former licensee. This office generated $191,000 in adjusting fees for the six months ended December 31, 1997.

The Company's revenues from continuing licensee and franchisee fees decreased 12.9% or $347,000 from $2,689,000 in the six months ended December 31, 1996 to $2,342,000 in the six months ended December 31, 1997. This decrease reflects the loss of revenues attributed to a client which contributed 18.8% to the continuing licensee and franchisee fees in fiscal 1997. In June 1997, this client elected to place its adjusting service needs with other vendors. The effects of this decision will be reflected in the Company's revenues during the remainder of 1998 fiscal year.

The Company's revenues are affected by numerous matters including the work loads of other companies and claims presented by their clients. The Company, therefore, is unable to project its future revenues. During the current fiscal year, the Company has experienced a decrease in revenues due primarily to the phase out of its business relationship with a client which accounted for 18.8% of continuing licensee and franchisee fees. The Company has responded to this loss of revenue by investing substantial resources to establish a new promotional and marketing program and anticipates that over time the lost business will be replaced. As a result, the Company hopes to see growth in licensee and franchisee fees paid from other sources. During December 1997, the Company successfully completed negotiations for national/regional agreements, with one new client and with three existing clients for additional services. In addition, the Company believes that it will continue to realize growth as it adds additional qualified licensees and franchisees.

Compensation and Fringe Benefits
--------------------------------

Compensation and fringe benefits represent approximately 61% of the Company's costs and expenses and represent the largest single item of expense. These expenses increased 5% or $61,000 from $1,263,000 in the six months ended December 31, 1996 to $1,324,000 in the current six month period. This increase is the result of the addition of a Marketing Director to the Company's corporate staff, the new employees in Las Vegas/Henderson, Nevada, as a result of that acquisition, additional employees hired including temporary employees to handle increased work loads in the Corporate office and cost of living and merit increases given to employees.

Expenses Other Than Compensation and Fringe Benefits
----------------------------------------------------

The Company's expenses other than compensation and fringe benefits decreased $53,000 during the six months ended December 31, 1997 as compared to the same period of the prior fiscal year. The principal items affecting these expenses are a $34,000 decrease in legal expenses, a $11,000 increase in depreciation expense due to capital expenditures in the prior fiscal year, $20,000 decrease in office expenses, and a $15,000 decrease in advertising and promotion expense.

The balance of the Company's costs and expenses have not significantly changed from the same period of the prior year.

Income Taxes
------------

The Company's income taxes for the six months ended December 31, 1997, were 39% of its income before taxes, or approximately the same as they were in the same period of the prior fiscal year. Changes made in the tax laws by various states and by the federal government have not had a material effect on the Company's current overall tax rates, however, there is no assurance that such changes will not occur in the future.

Other Income
------------

The Company's other income decreased $16,000 or 13.2% from $121,000 in the six months ended December 31, 1996 to $105,000 in the current six month period. The most significant items affecting other income are a $4,000 decrease in investment income, a $25,000 decrease in gains on the disposition of capital equipment and an $18,000 increase in dividend income.

Net Income
----------

The Company's net income for the six months ended December 31, 1997, decreased $179,000 or 26.6% from $672,000 in the six months ended December 31, 1996 to $493,000 in the current period. The most significant items affecting net income were a $274,000 decrease in revenues, a $61,000 increase in compensation and fringe benefits and a $53,000 decrease in expenses other than compensation and fringe benefits.

Results of  Operations - Three Months Ended  December 31, 1997 Compared to Three
--------------------------------------------------------------------------------
Months Ended December 31, 1996
------------------------------

Revenues
--------

The Company's revenues decreased 6.2% or $94,000 to $1,411,000 in the three months ended December 31, 1997 from $1,505,000 in the same period of the prior fiscal year. This decrease represents a combined $84,000 increase in adjusting and risk management fees and a $178,000 decrease in continuing licensee and franchisee fees.

The increase of $84,000 in adjusting and other fees of Company owned offices from $205,000 in the three months ended December 31, 1996 to $289,000 in the three months ended December 31, 1997 represented a 41% increase. The increase reflects an increase in the demand for the Company's services in the Phoenix area as well as revenues from the Company's Tucson, Arizona and Las Vegas/Henderson, Nevada operations.

The Company's revenues from continuing licensee and franchisee fees decreased 13.7% or $178,000 from $1,300,000 in the three months ended December 31, 1996 to $1,122,000 in the three months ended December 31, 1997. This decrease reflects the loss of revenues attributed to a client which contributed 18.8% to the continuing licensee and franchisee fees in fiscal 1997. In June 1997, this client elected to place its adjusting service needs with other vendors. The effects of this decision will be reflected in the Company's revenues during the 1998 fiscal year.

The Company's revenues are affected by numerous matters including the work loads of other companies and claims presented by their clients. The Company, therefore, is unable to project its future revenues. During the current fiscal year, the Company has experienced a decrease in revenues due primarily to the phase out of its business relationship with its major client. The Company has responded to this loss of revenue by investing substantial resources to establish a new promotional and marketing program and anticipates that over time the lost business will be replaced. As a result, the Company hopes to see growth in licensee and franchisee fees paid from other sources. During December 1997, the Company successfully completed negotiations for national/regional agreements, with one new client and with three existing clients for additional services. In addition, the Company believes that it will continue to realize growth as it adds additional qualified licensees and franchisees.

Compensation and Fringe Benefits
--------------------------------

Compensation and fringe benefits represented approximately 62% of the Company's costs and expenses and represent the largest single item of expense. These expenses increased 10.9% or $67,000 from $612,000 in the three months ended December 31, 1996 to $679,000 in the three months ended December 31, 1997. The increase is the result of the addition of a Marketing Director to the Company's corporate staff, the new employees in Las Vegas/Henderson, Nevada, as a result of that acquisition, the addition of employees to handle the increased work load in the Corporate office, and for cost of living and merit raises given to employees.

Expenses Other Than Compensation and Fringe Benefits
----------------------------------------------------

The Company's expenses other than compensation and fringe benefits decreased $12,000 during the three months ended December 31, 1997 as compared to the same quarter of the prior fiscal year. The principal items affecting these expenses were a $6,000 decrease in legal expenses, a $6,000 increase in advertising and promotion expenses, a $14,000 decrease in office expenses and a $6,000 increase in depreciation and amortization.

The balance of the Company's costs and expenses did not significantly changed from the same period of the prior fiscal year.

Income Taxes
------------

The Company's income taxes for the three months ended December 31, 1997, were 39% of its income before taxes, or approximately the same as they were in the same period of the prior fiscal year. Changes made in the tax laws by various states and by federal government did not have a material effect on the Company's overall tax rates.

Other Income
------------

The Company's other income decreased $10,000 or 13% from $77,000 in the three months ended December 31, 1996 to $67,000 in the three months ended December 31, 1997. The most significant items affecting other income are the decrease in gains on disposition of fixed assets of $24,000, an $18,000 increase in dividend income, and a $5,000 decrease in interest income.

Net Income
----------

The Company's net income for the three months ended December 31, 1997, decreased $96,000 or 29.1% from $330,000 in the three months ended December 31, 1996 to $234,000. The most significant items affecting net income were the $94,000 decrease in revenues, the $67,000 increase in compensation and fringe benefits and the $12,000 decrease in other expenses.


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


                           FRONTIER ADJUSTERS OF AMERICA, INC.



Date:   1/29/98            /s/        William J. Rocke
     ------------           ----------------------------------------------------
                           William  J. Rocke, Chief  Executive  Officer/Chairman
                           of the Board, Director, Principal Financial Officer


Date:   1/29/98             /s/       Patric R. Greer
     ------------           ----------------------------------------------------
                            Patric R. Greer, Chief Financial Officer, Controller