Form 10-Q
period 1998-03-31
FRONTIER ADJUSTERS OF AMERICA INC
filed 1998-05-14
CIK 735349

CONFORMED

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1998

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

                                             Yes  X   No
                                                 ---     ---


Number of shares of Common Stock outstanding on   May 6  ,  1998      4,605,358
                                               -------------          ---------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               March 31, 1998  June 30, 1997
                                                                               --------------  -------------
                                                                                 (unaudited)        (*)
                                                      ASSETS
                                                      ------

CURRENT ASSETS
   Cash and cash equivalents                                                     $ 1,081,714    $ 1,012,233
   Investments                                                                     1,284,344      1,288,976
   Receivables                                                                     1,561,664      1,613,099
   Prepaid expenses                                                                  216,944        268,192
   Other                                                                             451,200        433,260
                                                                                 -----------    -----------
        TOTAL CURRENT ASSETS                                                       4,595,866      4,615,760
                                                                                 -----------    -----------

PROPERTY AND EQUIPMENT                                                             2,537,663      2,453,819
   Less accumulated depreciation and amortization                                   (776,693)      (717,593)
                                                                                 -----------    -----------
                                                                                   1,760,970      1,736,226
                                                                                 -----------    -----------

OTHER ASSETS
   Cost of subsidiary in excess of net tangible assets acquired                      213,817        213,817
   Less accumulated amortization                                                    (178,552)      (176,818)
                                                                                 -----------    -----------
                                                                                      35,265         36,999
   Receivables (Long term)                                                           431,000        431,000
   Investments (Long term)                                                           694,748        714,872
   Other                                                                             310,702        377,282
                                                                                 -----------    -----------
                                                                                   1,471,715      1,560,153
                                                                                 -----------    -----------
        TOTAL ASSETS                                                             $ 7,828,551    $ 7,912,139
                                                                                 ===========    ===========

                                                    LIABILITIES
                                                    -----------

CURRENT LIABILITIES
   Accounts payable                                                              $    73,689    $    33,793
   Accrued expenses                                                                  412,300        190,510
   Franchisee/licensee remittance payable                                            436,036        396,991
   Current portion long term liability                                                27,998         26,521
   Other                                                                             180,642        666,669
                                                                                 -----------    -----------
        TOTAL CURRENT LIABILITIES                                                  1,130,665      1,314,484
                                                                                 -----------    -----------


LONG TERM LIABILITY                                                                   12,275         33,462
                                                                                 -----------    -----------

STOCKHOLDERS' EQUITY
   Common stock                                                                       47,820         47,820
   Additional paid in capital                                                      2,148,470      2,148,470
   Treasury stock                                                                   (529,584)      (529,584)
   Other                                                                              62,893         83,221
   Retained earnings                                                               4,956,012      4,814,266
                                                                                 -----------    -----------
                                                                                   6,685,611      6,564,193
                                                                                 -----------    -----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                      $ 7,828,551    $ 7,912,139
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

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                           Nine Months Ended         Three Months Ended
                                           March 31,                 March 31,
                                           -----------------         ------------------
                                           1998         1997         1998         1997
                                           ----         ----         ----         ----
REVENUE
   Continuing licensee and
    franchisee fees                     $3,436,123   $3,993,862   $1,094,217   $1,305,133
   Adjusting fees                          899,259      660,627      346,215      180,632
                                        ----------   ----------   ----------   ----------
                                         4,335,382    4,654,489    1,440,432    1,485,765
                                        ----------   ----------   ----------   ----------


COST AND EXPENSES
   Compensation and employee benefits    2,036,412    1,854,557      712,261      591,675
   Office                                  299,019      283,675      116,600       81,316
   Advertising and promotion               240,281      261,176      115,698      121,088
   Depreciation and amortization           192,083      173,974       66,986       59,807
   Provision for doubtful accounts         144,000      135,000       48,000       45,000
   Other                                   481,800      564,655      147,030      195,622
                                        ----------   ----------   ----------   ----------
                                         3,393,595    3,273,037    1,206,575    1,094,508
                                        ----------   ----------   ----------   ----------
INCOME FROM OPERATIONS                     941,787    1,381,452      233,857      391,257
                                        ----------   ----------   ----------   ----------

OTHER INCOME (EXPENSE)
   Interest income                         101,405      113,738       31,555       39,562
   Other (Net)                              44,596       52,956        9,488        6,419
                                        ----------   ----------   ----------   ----------
   TOTAL OTHER INCOME (EXPENSE)            146,001      166,694       41,043       45,981
                                        ----------   ----------   ----------   ----------
   INCOME BEFORE INCOME TAXES            1,087,788    1,548,146      274,900      437,238


INCOME TAXES                               427,938      610,899      108,083      172,101
                                        ----------   ----------   ----------   ----------
   NET INCOME                           $  659,850   $  937,247   $  166,817   $  265,137
                                        ==========   ==========   ==========   ==========


Weighted Average Shares
 outstanding                             4,605,358    4,608,489    4,605,358    4,609,358
                                        ==========   ==========   ==========   ==========

BASIC EARNINGS PER SHARE                $      .14   $      .20   $      .04   $      .06
                                        ==========   ==========   ==========   ==========

DILUTED EARNINGS PER SHARE              $      .14   $      .20   $      .04   $      .06
                                        ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                    Nine Months Ended March 31, 1998 and 1997

                                                             1998           1997
                                                          -----------    -----------
NET INCOME                                                $   659,850    $   937,247
                                                          -----------    -----------
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization:
        Operations                                            192,083        173,974
        Other                                                   1,639          1,092
   (Gain) on sale of investments                               (4,042)          --
   (Gain) on disposition of property and equipment             (6,708)       (24,775)
   Allowance for doubtful accounts                            144,000         (7,542)
Change in assets and liabilities:
(Increase) decrease in:
   Receivables                                                131,763        228,903
   Prepaid expenses                                            51,248        106,769
   Other                                                      (59,949)       (57,130)
Increase (decrease) in:
   Accounts payable                                            39,896         18,051
   Accrued expenses                                           221,790        121,172
   Franchisee and licensee remittance payable                  39,045        272,274
   Other                                                     (486,027)        79,437
                                                          -----------    -----------
Total adjustments                                             264,738        912,225
                                                          -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              924,588      1,849,472
                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                      (151,434)      (283,171)
   Investments purchased                                   (1,992,855)    (1,948,737)
   Proceeds on Sale of Fixed Assets                            16,200           --
   Proceeds from sales of investments                       2,040,000      2,000,000
   License acquisition                                         (5,000)       (85,500)
   Advances to licensees and franchisees                   (3,092,505)    (2,883,089)
   Collections of advances to licensees and franchisees     2,868,177      2,756,041
                                                          -----------    -----------
   NET CASH PROVIDED (USED IN) BY INVESTING ACTIVITIES       (317,417)      (444,456)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                                            (518,104)      (518,650)
   Common stock repurchased                                      --          (44,365)
   Payments on long-term liability                            (19,710)       (68,336)
                                                          -----------    -----------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (537,814)      (631,351)
                                                          -----------    -----------
   EFFECT OF EXCHANGE RATE CHANGES ON CASH                        124           --
                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH                                69,481        773,665
   Cash at beginning of the period                          1,012,233        534,540
                                                          -----------    -----------
   Cash at the end of the period                          $ 1,081,714    $ 1,308,205
                                                          ===========    ===========

Supplemental disclosures of Cash Flow information
Cash paid during the period
   Income taxes                                           $   506,413    $   632,349
   Interest                                               $     2,833    $     6,095

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

    The results of operations for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

    Change of Accounting Principles
    -------------------------------

    Effective  December  31,  1997,  the Company  adopted  Financial  Accounting
    Standards Board (FASB) Statement No. 128, "Earnings Per Share", which supersedes Accounting Principles Board (APB) Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding that trade in a public market. Under Statement No. 128, the Company is required to present basic and diluted earnings per share amounts. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per share from continuing operations. The Company initially applied Statement No. 128 for its interim period ending December 31, 1997 and all prior periods presented with no material effect.

    The weighted average shares outstanding for computing basic and diluted earnings per share were 4,605,358 and 4,673,590, respectively, for the three months ended March 31, 1998, and 4,608,489 and 4,676,631 for the nine months ended March 31, 1998. The difference in the weighted average shares outstanding for computing basic and diluted earnings per share is due to 43,435 dilutive stock options.

(2) Supplemental Cash Flow Information
    ----------------------------------

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the
    Company's "expectations", "anticipation", "intentions", "beliefs", or "strategies" regarding the future. Forward looking statements include statements regarding revenue, margins, expenses, and earnings analysis with regard to the Company or with regard to the Company's licensees and franchisees for the remainder of fiscal 1998 and thereafter; improvement of, and growth in the number of, licensees and franchisees; future spending on marketing and product development strategy; and liquidity and anticipated availability of cash for operations, acquisitions, or payment of dividends. All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in this Report, including but not limited to the extent and nature of natural disasters in geographic areas serviced by the Company or by its licensees and franchisees; management decisions by insurance companies and self-insureds to increase or decrease the degree to which they contract for services offered by the Company, its licensees or franchisees; the Company's ability to identify and attract new qualified licensees and franchisees; the success of the Company's promotional and marketing programs; the Company's ability to successfully manage offices reacquired from existing licensees and franchisees; and uninsured liability for acts or omissions of the Company's employees, licensees, or franchisees.

    Financial Condition
    -------------------

    The Company has historically financed its growth and on going operations with cash generated from operations. In the nine months ended March 31, 1998, the Company's operations generated $925,000 in cash.

    Compared to the last fiscal year, the most significant item affecting cash provided by the Company's operations is the $486,000 decrease in other liabilities. The decrease results from a $525,000 payment during the first quarter of fiscal 1998 pursuant to an agreement the Company had entered in June 1997 to settle litigation.

    Through its capital investment program, the Company replaces obsolete or outdated equipment and invests in new equipment and furnishings to maintain or increase the productivity of the Company and its employees. The Company anticipates investing between $200,000 to $300,000 in fiscal 1998 for equipment and furnishings pursuant to its capital investment program.

    Management believes that the Company will be able to fund all of its cash requirements (i.e. current operations, capital asset acquisition and the payment of dividends) from currently available cash funds generated from operations.

    The Company's ratio of current assets to current liabilities was 4.06 to 1 as of March 31, 1998 and 3.51 to 1 as of June 30, 1997.

    Results of  Operations - Nine Months  Ended March 31, 1998  Compared to Nine
    ----------------------------------------------------------------------------
    Months Ended March 31, 1997
    ---------------------------

    Revenue
    -------

    The Company's revenue decreased 6.9% or $320,000 to $4,335,000 during the nine months ended March 31, 1998 from $4,655,000 in the same period of the prior fiscal year. This decrease represents a combined $238,000 increase in adjusting and risk management fees and a $558,000 decrease in continuing licensee and franchisee fees.

    The increase of $238,000 in adjusting and risk management fees from $661,000 in the nine months ended March 31, 1997 to $899,000 for the nine months ended March 31, 1998 represents a 36% increase. A significant portion of this increase is related to the Company's Las Vegas/Henderson, Nevada office which was acquired during the last quarter of the prior fiscal year from a former licensee. This office generated $270,000 in adjusting fees for the nine months ended March 31, 1998.

    The Company's revenue from continuing licensee and franchisee fees decreased 14% or $558,000 from $3,994,000 in the nine months ended March 31, 1997 to $3,436,000 in the nine months ended March 31, 1998. This decrease reflects the loss of revenue attributed to a client that contributed 18.8% to the continuing licensee and franchisee fees in 1997. In June 1997, this client elected to purchase its adjusting services from other vendors. The effects of this decision will be reflected in the Company's revenue during the remainder of the 1998 fiscal year.

    The Company's revenue is affected by numerous matters including the work loads of other companies and claims presented by their clients. The Company, therefore, is unable to project its future revenue. During the current fiscal year, the Company has experienced a decrease in revenue due primarily to the phase out of its business relationship with a client that accounted for 18.8% of continuing licensee and franchisee fees. The Company has responded to this loss of revenue by establishing a new promotional and marketing program and anticipates that over time the lost business will be replaced. As a result, the Company hopes to see growth in licensee and franchisee fees paid from other sources. During December 1997, the Company successfully completed negotiations for national/regional relationships with one new client and with three existing clients for additional services. In addition, the Company entered into three relationships with new clients in the third quarter of this fiscal year.

    Compensation and Fringe Benefits
    --------------------------------

    Compensation and fringe benefits represent approximately 60% of the Company's costs and expenses and represent the Company's largest single item of expense. These expenses increased 10% or $182,000 from $1,855,000 in the nine months ended March 31, 1997 to $2,036,000 in the current nine month period. This increase is the result of the addition of a Marketing Director to the Company's corporate staff, the new employees in Las Vegas/Henderson, Nevada as a result of that acquisition, additional employees hired including temporary employees to handle increased work loads in the Corporate office, and cost of living and merit increases given to employees.

    Expenses Other Than Compensation and Fringe Benefits
    ----------------------------------------------------

    The Company's expenses other than compensation and fringe benefits decreased $61,000 during the nine months ended March 31, 1998 as compared to the same period of the prior fiscal year. The principle items affecting these expenses are an $87,000 decrease in legal expense, an $18,000 increase in depreciation expense due to capital expenditures in the current fiscal year, a $21,000 decrease in advertising and promotion expense, and a $15,000 increase in office expense.

    The balance of the Company's costs and expenses have not significantly changed from the same period of the prior year.

    Income Taxes
    ------------

    The Company's income taxes for the nine months ended March 31, 1998 were 39% of its income before taxes, or approximately the same as they were in the same period of the prior fiscal year. Changes made in the tax laws by various states and by the federal government have not had a material affect on the Company's current overall tax rates; however, this could change at any time.

    Other Income
    ------------

    The Company's other income decreased $21,000 or 13% from $167,000 in the nine months ended March 31, 1997 to $146,000 in the current nine month period. The most significant items affecting other income are a $12,000 decrease in interest income, an $18,000 decrease in gains on the disposition of capital equipment, an $18,000 increase in dividend income, a $6,000 decrease in rental income and a $6,000 decrease in miscellaneous income.

    Net Income
    ----------

    The Company's net income for the nine months ended March 31, 1998, decreased $277,000 or 30% from $937,000 in the nine months ended March 31, 1997 to $660,000 in the current period. The most significant items affecting net income were the $320,000 decrease in revenue, the $181,000 increase in compensation and fringe benefits, and the $61,000 decrease in expenses other than compensation and fringe benefits.

    Results of  Operations - Three Months Ended March 31, 1998 Compared to Three
    ----------------------------------------------------------------------------
    Months Ended March 31, 1997
    ---------------------------

    Revenue
    -------

    The Company's revenue decreased 3% or $46,000 to $1,440,000 in the three months ended March 31, 1998 from $1,486,000 in the same period of the prior fiscal year. This decrease represents a combined $165,000 increase in adjusting and risk management fees and a $211,000 decrease in continuing licensee and franchisee fees.

    The increase of $165,000 in adjusting and other fees of Company owned offices from $181,000 in the three months ended March 31, 1997 to $346,000 in the three months ended March 31, 1998 represents a 91% increase. The increase reflects an increase in the demand for the Company's services in the Phoenix area as well as revenue from the Company's Tucson, Arizona and Las Vegas/Henderson, Nevada operations.

    The Company's revenue from continuing licensee and franchisee fees decreased 16% or $211,000 from $1,305,000 in the three months ended March 31, 1997 to $1,094,000 in the three months ended March 31, 1998. This decrease reflects the loss of revenues attributed to a client which contributed 18.8% to the continuing licensee and franchisee fees in fiscal 1997. In June 1997, this client elected to purchase its adjusting services from other vendors. The effects of this decision will be reflected in the Company's revenue during the remainder of 1998 fiscal year.

    The Company's revenue is affected by numerous matters including the work loads of other companies and claims presented by their clients. The Company, therefore, is unable to project its future revenue. During the current fiscal year, the Company has experienced a decrease in revenue due primarily to the phase out of its business relationship with a client which accounted for 18.8% of continuing licensee and franchisee fees. The Company has responded to this loss of revenue by establishing a new promotional and marketing program and anticipates that over time the lost business will be replaced. As a result, the Company hopes to see growth in licensee and franchisee fees paid from other sources. During December 1997, the Company successfully completed negotiations for national/regional relationships with one new client and with three existing clients for additional services. In addition, the Company entered into three relationships with new clients in the third quarter of this fiscal year.

    Compensation and Fringe Benefits
    --------------------------------

    Compensation and fringe benefits represented approximately 59% of the Company's costs and expenses and represent the largest single item of expense. These expenses increased 20% or $120,000 from $592,000 in the three months ended March 31, 1997 to $712,000 in the three months ended March 31, 1998. The increase is the result of the addition of a Marketing Director to the Company's corporate staff, the new employees in Las Vegas/ Henderson, Nevada as a result of that acquisition, additional employees hired including temporary employees to handle increased work loads in the Corporate office, and cost of living and merit increases given to employees.

    Expenses Other Than Compensation and Fringe Benefits
    ----------------------------------------------------

    The Company's expenses other than compensation and fringe benefits decreased $9,000 during the three months ended March 31, 1998 as compared to the same quarter of the prior fiscal year. The principle items affecting these expenses were a $53,000 decrease in legal expense, a $36,000 increase in office expense, and a $7,000 increase in depreciation and amortization.

    The balance of the Company's costs and expenses did not change significantly from the same period of the prior fiscal year.

    Income Taxes
    ------------

    The Company's income taxes for the three months ended March 31, 1998, were 39% of its income before taxes, or approximately the same as they were in the same period of the prior fiscal year. Changes made in the tax laws by various states and by federal government did not have a material affect on the Company's overall tax rates; however, this could change at any time.

    Other Income
    ------------

    The Company's other income decreased $5,000 or 11% from $46,000 in the three months ended March 31, 1997 to $41,000 in the three months ended March 31, 1998. The most significant items affecting other income was an $8,000 decrease in interest income and a $3,000 increase in miscellaneous income.

    Net Income
    ----------

    The Company's net income for the three months ended March 31, 1998 decreased 37% or $98,000 from $265,000 in the three months ended March 31, 1997 to $167,000. The most significant items affecting net income were the $46,000 decrease in revenue, the $120,000 increase in compensation and fringe benefits, and the $9,000 decrease in expenses other than compensation and fringe benefits.

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


                                        FRONTIER ADJUSTERS OF AMERICA, INC.



Date:         5/14/98                   /s/         William J. Rocke
     --------------------------         ----------------------------------------
                                        William J. Rocke, Chief Executive
                                        Officer/Chairman of the Board, Director
                                        and Acting Chief Accounting Officer


Date:         5/14/98                   /s/         Jean E. Ryberg
     --------------------------         ----------------------------------------
                                        Jean E. Ryberg, President, Director
                                       9