Form 10-K
period 1998-06-30
FRONTIER ADJUSTERS OF AMERICA INC
filed 1998-09-28
CIK 735349

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

     Commission file number 1-12902
                               __________________

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

        Registrant's telephone number, including area code (602) 264-1061
                               __________________

           Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------                -----------------------------------------
Common Stock $.01 Par Value                     American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                               __________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $7,291,235 as of September 23, 1998.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of September 23, 1998, was 4,605,358.

                                     PART I

ITEM 1 - BUSINESS

THE COMPANY

Frontier Adjusters of America, Inc., an Arizona corporation (together with its subsidiaries, the "Company"), licenses and franchises independent insurance adjusters (the independent insurance adjusters licensed or franchised by the Company are hereinafter referred to collectively as the "Adjusters") throughout the United States and Canada and provides support services to the Adjusters. The Adjusters are engaged by insurance carriers and self-insured companies to adjust claims made against them by claimants and by policyholders. In addition, the Company, and certain of the Adjusters, offer risk management services to their clients. As of June 30, 1998, the Company had entered into 480 license and franchise agreements ("Agreements") with 434 entities, operating 439 offices with 662 advertised locations in 50 states, the District of Columbia and Canada. In addition to licensing and franchising Adjusters, the Company owns and operates independent insurance adjusting and risk management businesses in Arizona and Nevada.

In August 1998, subsequent to the period covered by this Report, the Company entered into a letter of intent (the "Letter of Intent") with United Financial Adjusting Company ("UFAC"), a wholly owned subsidiary of the Progressive
Corporation ("Progressive"), whereby UFAC will purchase newly issued stock representing approximately 52% of the Company's voting securities. Following the purchase by UFAC, the Company's shareholders will be given the option to retain their shares and receive a cash distribution of $1.60 per share or to surrender their shares for a price of $2.90 per share. Up to an aggregate of 1,000,000 shares will be accepted for repurchase. UFAC will purchase the newly issued securities of the Company at a price of $1.30 per share and will not be entitled to receive the cash distribution of $1.60 per share. If the transaction contemplated by the Letter of Intent is consummated, UFAC, and therefore
Progressive, will be able to elect a majority of the board of directors and therefore, will be able to control the business and affairs of the Company. Consummation of this transaction is subject to shareholder approval. The Company will provide its shareholders with a proxy statement containing a detailed description of the proposed transaction prior to the Company's next shareholders' meeting.

GENERAL

For its fiscal year ended June 30, 1998, the Company's licensing and franchising activities accounted for approximately 79% of gross revenue, and the Company's Company-owned adjusting and risk management businesses accounted for approximately 21% of gross revenue. For the fiscal years ended June 30, 1997 and June 30, 1996, the Company's licensing and franchising activities accounted for approximately 86% and 89%, respectively, of gross revenue, and the Company's Company-owned adjusting and risk management businesses accounted for approximately 14% and 11%, respectively, of gross revenue. The revenue derived from the Company's operations, as well as the gross billings by Adjusters (upon which the Company's revenue from licensing and franchising activities are based), are set forth in the following table.

                                             FISCAL YEAR ENDED JUNE 30,
                                  ----------------------------------------------
                                      1998            1997             1996
                                  ----------------------------------------------

Gross billings by Adjusters       $42,050,000      $48,060,000      $46,830,000
 (approximate)
Revenue from licensing and
 franchising activities             4,596,657        5,278,967        5,044,028
Revenue from Company-owned
 adjusting and risk management
 businesses                         1,228,691          885,636          597,956

For its fiscal year ended June 30, 1998, the Company's licensing and franchising activities accounted for approximately $1,152,000 in income from operations and the Company's Company-owned adjusting and risk management businesses accounted for approximately $106,000 in income from operations. For the fiscal years ended June 30, 1997 and June 30, 1996, the Company's licensing and franchising activities accounted for approximately $1,710,000 and $1,943,000 respectively, in income from operations, the Company's Company-owned adjusting and risk management businesses accounted for approximately $63,000 and $5,000, respectively, in income from operations.

Although the Company generally considers its client base broad and well diversified, collections received by Adjusters from one insurance company, Scottsdale Insurance Company, represented royalty fees to the Company of 9.2%, 18.8% and 20.8% of continuing licensee and franchisee fees for the years ended June 30, 1998, 1997 and 1996, respectively. In June 1997 this client elected to cease purchasing adjusting services from the Company and its Adjusters.

CLAIMS ADJUSTING

A claims adjuster conducts the business of providing claims adjustment services to insurance companies and to self-insured clients. The major elements of claims adjusting consist of the following:

         1. Investigation - the development of information necessary to determine the cause and origin of the loss.

         2. Evaluation - the determination of the extent and value of damage incurred and the coverage, liability, and compensability relating to the parties involved.

         3. Disposition - the resolution of the claim, whether by payment, negotiation and settlement, by denial, or by other resolution.

         4. Management - the coordination of all parties involved in the claims process and the supervision of the claims process including risk management related services.

Insurance companies, which represent the major source of revenue to adjusters, customarily manage their own claims management function, and require defined services from adjusters, such as field investigation and settlement services. Self-insured clients typically require a range of risk management services including claims adjustment, claims management, statistical reporting, and loss control, among other services. Insurance companies usually make claims adjusting assignments on a claim by claim basis. Self-insured clients typically retain adjusting firms like the Company and the Adjusters to handle all of their claims, such as workers compensation, general liability claims, and other claims. Neither the Company nor any of the Adjusters engages in public adjusting, which consists of representing individual insureds with respect to their claims against insurance companies.

Risk management related services consist primarily of providing services to in-house risk managers of self-insureds whose internal resources do not include expertise in claims adjusting or other aspects of claims management. Risk management services, which also are often referred to in the industry as "third party administration" include administering claims, working with self-insurers to decide whether certain claims need external investigation, coordinating the efforts of the field investigation with internal claims review activities, generating necessary statistical reports, and paying losses. The insurance companies responsible for the excess coverage of self-insured clients often play a significant role in the selection and retention of providers of risk management or third party administration and related services.

LICENSING AND FRANCHISING

The major part of the Company's revenue is derived under its license and franchise agreements (the "Agreements") with the Adjusters. Pursuant to the terms of the Agreements, an Adjuster is authorized to use, within a designated geographic area, the Company's service mark in providing adjusting and risk management-related services. In addition, an Adjuster is provided with a computerized central collection and rebilling service and national advertising and referrals by the Company. The Company receives a 10% or 15% royalty fee on all of the Adjusters' collections depending upon the Agreement with the Adjuster. In fiscal 1998, the Company retained 10.9% of the Adjusters' collections as royalty fees under the Agreements.

The Company does not advertise for or solicit potential licensees or franchisees. Instead, the Company believes that through the financial flexibility it offers and the established and dependable services it provides to Adjusters, the Company is capable of attracting qualified licensees and franchisees.

The philosophy of the Company is to enter into Agreements with licensees and franchisees who are highly qualified and capable of adjusting all types of claims. The Company estimates that the average length of time during which the Adjusters have been providing insurance adjusting services, on a Company-wide basis, is approximately 20 years.

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

OPERATION OF INDEPENDENT ADJUSTERS

Each Adjuster is required to maintain an office within a designated geographic area defined in his or her Agreement. The Agreements require, among other things, that Adjusters devote at least 80% of their time during any 45 day period to the conduct of the defined business. The Agreements are subject to termination by the Company upon an Adjuster's failure to meet minimum gross billing volumes. The Adjusters retain the right to make independent decisions regarding the management and operation of their businesses, subject to the terms of the license or franchise agreements.

The Company has a national advertising program in major trade journals. The advertising is designed to promote the Company's operations and to generate new accounts for its licensees and franchisees. Adjusters receive claims from both local referrals developed by the Adjusters and from referrals by the Company. The latter referrals are generally obtained through advertising efforts and the general reputation of the Company. In addition, Adjusters are permitted, but not required, to advertise within their designated geographic areas.

Upon providing services to a client, the Adjuster prepares a bill to the client for the Adjuster's services. The form of invoice, which is supplied by the Company, indicates that remittance is to be made directly to the Company's address. Upon receipt of payment from the client, the Company withholds the royalty fee together with any reimbursements due to the Company for liability and errors and omissions insurance premiums the Company may have paid on behalf of the Adjuster and repayments for any credits, loans, or advances the Company may have made to the Adjuster. The Company rebills uncollected invoices on a 45-60 day cycle. The Company's arrangements with Adjusters located in Canada differ from the foregoing in that clients of Canadian Adjusters send their remittances to the Company's Canadian P. O. Box or to the Company's franchisee in Regina, Saskatchewan, Canada. Remittances received by the Company's franchisee are deposited by the franchisee directly into the Company's bank account.

If a particular geographic area produces claims volume greater than the Adjuster in that area is capable of servicing, the Adjuster may, at the request of the Company, or at the suggestion of the Adjuster, relinquish to a new prospective licensee or franchisee a portion of the designated area covered by his or her Agreement. As a result of these arrangements, the Company redirects to the relinquishing Adjuster 5% of collections derived from services provided by the new Adjuster.

To assist new Adjusters in meeting their business and personal expenses during their initial period as Adjusters, the Company may advance funds to them against future billings. Typically such advances are made semi-monthly and average approximately $2,500 per month. The number of Adjusters to whom semi-monthly advances are made typically varies between 15 and 25. The Company believes that these arrangements provide new Adjusters assistance in making the transition from being employees of insurance companies or other adjusting firms to becoming the owners of their own businesses and, therefore, aid the Company to attract qualified individuals as Adjusters.

In addition to advancing funds to new Adjusters, the Company frequently lends money to Adjusters. These loans may either be loans that are repaid on a weekly basis out of their collections, or advances against accounts receivable. The Company generally requires that advances against receivables be repaid in full within 45 days.

The Company does not charge interest on any loans or advances made to Adjusters. During the past four fiscal years, the Company has loaned or advanced an average aggregate of $324,363 per month and has received reimbursement of an average of $303,921 per month. At June 30, 1998, the Company had approximately $1,547,000 in outstanding loans or advances. During the past four fiscal years, the Company has written off an average of $144,385 per year due to bad debts related to these arrangements.

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

The forms of Agreement currently in effect between the Company and the Adjusters do not necessarily contain all of the terms in the manner disclosed below. For example, the risk management provisions, the indemnity provisions, certain of the termination provisions, and the minimum gross billings provisions discussed below, may have been excluded or revised in some of the forms of Agreement currently in effect.

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

The Agreement provides that each Adjuster is an independent contractor. Accordingly, each Adjuster has virtually complete control over all matters involving discretion and judgement in the operation of the Adjuster's business. However, before instituting any legal action against any client, the Adjuster must obtain the Company's consent. In addition, the Company has the discretionary right to investigate, settle, and satisfy any billing dispute with any clients of the Adjuster.

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

Pursuant to the Agreement, the Adjuster is required to pay to the Company a royalty fee equal to 10% or 15% of the Adjuster's collections. The Adjuster is required to prepare initial billings to his or her clients and to send a copy of each invoice to the Company. Each invoice states that the payment is to be made to the Company with the exception of payments by clients of certain Canadian franchisees where payment is made through the Canadian franchisee. After the Company deducts its royalty fee from the Adjuster's collections, the Company remits the balance to the Adjuster on a weekly basis. In addition to deducting its royalty fee, the Company also deducts from the amounts remitted to the Adjuster, the Adjuster's general liability and errors and omissions insurance premiums, and the periodic repayment of credits, loans, and advances.

If a particular geographic area produces claims volume greater than the Adjuster in the area is capable of servicing, the Adjuster may, at the request of the Company, or at the suggestion of the Adjuster, relinquish to a new prospective licensee or franchisee a portion of the designated area covered by his or her Agreement. In such case, the relinquishing Adjuster will receive 5% of collections derived from services provided by the new Adjuster.

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

The Adjuster may terminate the Agreement upon 30 days' prior written notice to the Company. The Company may terminate the Agreement upon the occurrence of, among other things, any of the following: the voluntary abandonment of the business by the Adjuster, the conviction of the Adjuster for certain offenses, the failure of the Adjuster to cure a default under the Agreement, any action that materially impairs the goodwill associated with the Company's service mark, and the failure to meet performance goals. In addition, the Company may terminate the Agreement for good cause, which includes, among other things, the bankruptcy or insolvency of the Adjuster, a lack of response on the telephone, and a failure to pick up the mail by the Adjuster for a period of 12 days. Other actions by the Adjuster that would entitle the Company to terminate the Agreement include the Adjuster's failure to provide the Company with copies of invoices for services performed by the Adjuster, the failure to instruct a customer to make payments to the Company, and the failure to keep and maintain a telephone listing and service.

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

THE INSURANCE ADJUSTING BUSINESS

The insurance adjusting business is dependent upon the volume of claims that require adjusting services. Several factors, including, among others, the weather and the incidence of natural and manmade disasters, will impact the number of claims that require adjusting services. In addition, the Company is dependent upon its clients to direct their insurance adjusting business to the Company and the Adjusters. If a significant number of the Company's and the Adjusters' clients, which generally consist of insurance companies and self-insured companies, adopt a policy and practice of establishing in-house adjusting departments, or increasing the existing staffing of their in-house adjusting departments, the Company could be materially adversely affected. See "Special Considerations - Uncertainty of Future Revenue". Further, the insurance adjusting business is highly competitive. See "Special Considerations - Competition" and Item 1, "Business - General".

UNCERTAINTY OF FUTURE REVENUE

The Company's future revenue and net income depends primarily upon the maintenance or increase in the average revenue realized by the Adjusters and the maintenance or increase in the number of Adjusters. As in any business, there can be no assurance that the Company or the Adjusters will maintain or increase their revenue. Further, although the client base of the Adjusters has historically continued to expand, there can be no assurance that it will continue to do so or that the Adjusters will retain such companies as clients. See "Special Consideration - The Insurance Adjusting Business", "Special Considerations Competition" and Item 1, "Business - General".

Further, although the number of licensees and franchisees has continued to increase in recent years, the Company does not actively solicit new Adjusters. Moreover, it has no predetermined growth targets within any projected period. The Company's plan is to continue to add qualified insurance Adjusters as licensees and franchisees. The Company's ability to increase the number of Adjusters will depend upon its continued ability to attract and retain qualified insurance Adjusters as licensees and franchisees. See "Special Considerations - Competition".

DEPENDENCE UPON KEY PERSONNEL

The Company is, and will continue to be, dependent to a material extent on the abilities of William J. Rocke, the Chairman of the Board and Chief Executive Officer of the Company, and Jean E. Ryberg, the President of the Company. The Company has purchased and maintained key man life insurance with respect to Mr. Rocke, who is 74 years old, and Mrs. Ryberg, who is 66 years old, in the amounts of $200,000 and $250,000 respectively. Both Mr. Rocke and Mrs. Ryberg have entered into employment agreements with the Company that expire on June 30, 2000. In addition, the Company has hired Francis J. LaPallo, age 50, as Executive Vice President. There can be no assurance that Mr. Rocke or Mrs. Ryberg will continue to provide services for the Company. If the Company were to lose the services of Mr. Rocke and Mrs. Ryberg, the Company would be materially adversely affected, notwithstanding the above-noted key man life insurance and new management personnel.

VOTING CONTROL

The directors and officers of the Company own in excess of 36% of the outstanding voting stock of the Company. The Company anticipates that such percentage ownership will enable the directors and officers of the Company to continue to control the business and affairs of the Company. In addition, in August 1998, the Company entered into the Letter of Intent with UFAC whereby UFAC will purchase newly issued stock representing approximately 52% of the Company's voting securities. If the transaction contemplated by the Letter of Intent is consummated, UFAC, and therefore Progressive, will be able to elect a majority of the board of directors, and therefore, will be able to control the business and affairs of the Company.

DEPENDENCE UPON SIGNIFICANT CLIENTS

Although the Company generally considers its client base broad and well-diversified, the collections received by Adjusters from one insurance company provided the Company with 9.2% of the license and franchise fees it received during the fiscal year ended June 30, 1998. See Item 1, "Business - General" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations 1998 Compared to 1997 - Revenue". In June 1997 this client elected to discontinue purchasing adjusting services from the Company and its Adjusters. The Company continues to develop and implement sales and marketing efforts to take advantage of its broad geographic coverage as well as the unique strengths of its individual licensees and franchisees. During fiscal 1998, the Company successfully completed negotiations for national/regional relationships with seven new clients and with three existing clients for additional services. There is no assurance, however, that the Company will be successful in procuring nationwide accounts on terms as favorable as it has in the past or will be the successful bidder on new or existing accounts, which would materially adversely affect the Company's business.

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

TORT LIABILITY AND INSURANCE

The Company and the Adjusters may be the subject of litigation based on errors and omissions of their respective Adjusters. Historically, clients of the Adjusters and others have also sued the Company in connection with such claims against the Adjusters. Generally, the Company has successfully defended such claims based upon the fact that the Adjusters are independent contractors of the

Company, for whose conduct the Company is not liable. Further, although the Company and the Adjusters maintain insurance (in the amounts of $5,000,000 and $1,000,000, respectively) to minimize their exposure to related losses, it may become increasingly difficult or costly to maintain insurance against these and other risks. In such event, the Company's operations could be adversely affected. Costs of insurance may escalate beyond those anticipated, or certain types of losses may be uninsurable or may exceed available coverage. In particular, claims against the Company and the Adjusters may be based upon an insured's claim that the insurance adjusting operations of the Company and/or the Adjusters contributed to a client's "bad faith" in processing a claim. Any punitive or multiple damages arising from any such claim, and any compensatory damages exceeding the coverage limitations, would be excluded from coverage under the insurance policy maintained for the benefit of the Company and the Adjusters, and, therefore, could adversely affect the financial condition of the Company. In June 1997, the Company settled litigation against it related to a former franchisee of the Company in the amount of $525,000 net of insurance proceeds.

ABILITY TO RELY UPON LICENSE AND FRANCHISE AGREEMENTS

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

GOVERNMENT REGULATION

FRANCHISING

The Company is subject to various federal, state, and local laws affecting its business. The Company's licensing and franchising business involves the sale of a franchise under the United States Federal Trade Commission's rules and the laws and regulations of certain states. Many states have adopted laws regulating franchise operations in a franchisor-franchisee relationship, and similar legislation may be adopted in the remaining states. Existing laws range from filing and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating the franchisor-franchisee relationship. The most common provisions of these laws that regulate substantive matters in the franchisor-franchisee relationship establish restrictions on the ability of franchisors to terminate or to refuse to renew franchise agreements. Other laws contain provisions designed to ensure the fairness of the franchise agreements to franchisees. A number of these laws include prohibitions or restrictions pertaining to the assignability of the rights of franchisees, franchisee ownership of interests in other businesses, and franchisee membership in trade associations. In addition, decisions of several states limit or prohibit the enforceability of covenants not to compete. Accordingly, certain of the provisions contained in the Company's license and franchise agreements may not be enforceable under certain circumstances. Further, the disclosure statements and franchise agreements in connection with future franchisees may be subject to review by state administrators who may require the Company to make certain changes and accommodations in the way it does business with its franchisees that the Company would not otherwise make. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis. Delay in obtaining or failure to obtain such approvals could adversely affect the growth of the Company's franchising operations. Historically, however, the Company has not experienced significant delays in obtaining such approvals.

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

COMPETITION

The insurance adjusting business in which the Company is engaged, both indirectly as a licensor and franchisor and directly as an insurance adjuster, is highly competitive. The Company competes with insurance companies and with other independent insurance adjusting companies for qualified adjusters to become licensees and franchisees. In addition, through the Adjusters and the Company-owned adjusting businesses, the Company competes as a provider of insurance adjusting services with other insurance adjusting companies and with in-house insurance adjusting staffs. See "Special Considerations - Uncertainty of Future Revenue", and "Special Considerations - Dependence Upon Significant Clients".

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information contained in this Report under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Item 1, "Business" concerning future, proposed, and anticipated activities of the Company, certain trends with respect to the Company's operating results, capital resources, and liquidity or with respect to the insurance adjusting industry in general, and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, and by their very nature, include risks and uncertainties. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include the foregoing and those discussed elsewhere under this Item 1, "Special Considerations".

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

Additionally, the Company leases approximately 800 square feet of office space in Tucson, Arizona and 1,000 square feet in Las Vegas, Nevada for its claims adjusting offices in those cities.

ITEM 3 - LEGAL PROCEEDINGS

From time to time in the normal course of its business, the Company is named as a defendant in lawsuits. The Company does not believe that it is subject to any such lawsuits or litigation or threatened lawsuits or litigation that will have a material adverse effect on the Company or its business.

                                     PART II

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           SECURITY HOLDERS MATTERS

The Company's Common Stock is listed on the American Stock Exchange (AMEX) under the symbol "FAJ". The following table sets forth the range of high and low prices, and the trading volume, during each quarterly period within the Company's two most recent fiscal years.

                                                  PRICE                  VOLUME
                                          ----------------------         ------
                                           HIGH             LOW
                                          ------          ------
Fiscal Year Ended June 30, 1998
 First Quarter                            $2.8125         $2.125         364,300
 Second Quarter                           $3.50           $2.375         699,800
 Third Quarter                            $3.3125         $2.50          320,600
 Fourth Quarter                           $3.25           $2.375         293,500

Fiscal Year Ended June 30, 1997
 First Quarter                            $3.25          $2.5625         153,600
 Second Quarter                           $3.875         $3.00           132,600
 Third Quarter                            $2.625         $2.9375         93,700
 Fourth Quarter                           $3.5625        $2.625          157,400


The following shows per share cash dividends declared for each quarter during the Company's two most recent fiscal years.

                                                         CASH DIVIDENDS DECLARED
                                                         -----------------------
Fiscal Year Ended June 30, 1998
 First Quarter................................                    $.0375
 Second Quarter...............................                    $.0375
 Third Quarter................................                    $.0375
 Fourth Quarter...............................                    $.0375

Fiscal Year Ended June 30, 1997
 First Quarter................................                    $.0375
 Second Quarter...............................                    $.0375
 Third Quarter................................                    $.0375
 Fourth Quarter...............................                    $.0375

As of August 14, 1998, there were 251 shareholders of record (approximately 908 including beneficial owners) of the Company's Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

                                                             YEAR ENDED JUNE 30
                                      --------------------------------------------------------------
                                         1998         1997         1996         1995         1994
                                      ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA
 Operating revenue                    $5,825,348   $6,164,603   $5,641,984   $5,240,825   $4,590,270
 Net income                              612,475      979,198    1,134,519    1,026,848    1,018,160
 Basic earnings per share                    .13          .21          .25          .22          .22
 Diluted earnings per share                  .13          .21          .25          .22          .22
 Weighted average number of
   shares used in per share
   data: Basic                         4,605,358    4,607,709    4,620,101    4,662,679    4,727,537
         Diluted                       4,612,674    4,631,898    4,627,606    4,664,258    4,727,732
 Cash dividends per share                    .15          .15          .14         .115          .11


BALANCE SHEET DATA
 Working capital                      $3,214,490   $3,261,953   $3,196,562   $2,946,748   $2,749,531
 Total assets                          7,800,700    7,912,139    6,875,752    6,597,050    6,491,066
 Long-term debt                            4,953       33,462       59,983       84,655            -
 Property and equipment, net           1,724,329    1,736,226    1,554,401    1,484,545    1,460,601
 Stockholders' equity                  6,452,242    6,564,193    6,230,799    5,838,651    5,487,999
 Book value per share                       1.40         1.43         1.35         1.26         1.17
 Retained earnings                     4,735,935    4,814,266    4,526,419    4,042,588    3,552,194
 Total shares outstanding              4,605,358    4,605,358    4,619,658    4,640,898    4,690,898

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company continues to finance its growth from funds generated by its current operations. The Company also used such funds to pay cash dividends, acquire certain license rights, and add new licensees/franchisees.

In fiscal 1998 the Company's continuing operations generated $1,063,780 in cash which was sufficient for the Company's cash requirements. This cash was used to pay cash dividends of $690,806 and purchase equipment and property at a cost of $167,077.

The Company has continued its policy to pay cash dividends to its shareholders with payments totaling 15 cents per share in the 1998 fiscal year. The Board of Directors has declared a 3.75 cent dividend payable on or before September 10, 1998 to shareholders of record on August 20, 1998.

Without giving effect to any extraordinary dividend payable should the Company consummate the transaction with UFAC contemplated in the Letter of Intent, the Company anticipates that during fiscal 1999 its operations will generate sufficient cash to fund its operations, dividend payments and equipment acquisitions. The Company projects that its capital expenditures for equipment will be approximately $200,000 to $300,000 in fiscal 1999.

The Company's policy is to maintain a strong cash position. This policy has resulted in the Company's ratio of current assets to current liabilities being
3.39 to 1 as of June 30, 1998 compared to 3.48 to 1 as of June 30, 1997.

RESULTS OF OPERATIONS 1998 COMPARED TO 1997

REVENUE

The Company's revenue decreased to $5,825,000 from $6,165,000 in fiscal 1997, resulting in a 5.5% decrease as compared to the prior fiscal year. The decrease consists of a $343,000 increase in adjusting and other revenue and a $683,000 decrease in continuing licensee and franchisee fees.

The increase of $343,000 in adjusting and other fees to $1,229,000 in the current fiscal year compared to $886,000 in the prior fiscal year represents an increase of 38.7%. A significant portion of this increase is related to the Company's Las Vegas/Henderson, Nevada office which was acquired during the last quarter of the prior fiscal year from a former licensee. This office generated $340,000 in adjusting fees for fiscal 1998.

The Company's revenue from continuing licensee and franchisee fees decreased 12.9% or $683,000 from $5,280,000 in the prior fiscal year to $4,597,000 in the current fiscal year. This decrease reflects lower demand for adjusting services in fiscal 1998 due to the relatively fewer incidences of natural and manmade disasters in that fiscal year. Furthermore, the decrease reflects the loss of revenue attributed to a client that contributed 9.2% and 18.8% to the continuing licensee and franchisee fees in fiscal years ended June 30, 1998 and June 30, 1997, respectively. The loss of this client represents a loss of approximately $564,000 in revenue for this fiscal year as compared to the prior fiscal year. In June 1997, this client elected to purchase its adjusting services from other vendors.

The Company's revenue is affected by numerous matters including the weather, the incidents of natural and manmade disasters, and the work load of other companies and claims presented by their insureds. The Company, therefore, is unable to project its future revenue. During the current fiscal year, the Company has experienced a decrease in revenue due primarily to the lower incidences of natural and manmade disasters and to the phase out of its business relationship with a client that accounted for 9.2% and 18.8% of continuing licensee and franchisee fees in fiscal years ended June 30, 1998 and June 30, 1997, respectively.

To meet the growing competition in fiscal 1998, the Company continued to develop and implement sales and marketing efforts to take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees. During fiscal 1998, the Company successfully completed negotiations for national/regional relationships with seven new clients and with three existing clients for additional services. There is no assurance, however, that the Company will be successful in procuring nationwide accounts on terms as favorable as it has in the past or will be the successful bidder on new or existing accounts, which could materially adversely affect the Company's results of operations.

COMPENSATION AND EMPLOYEE BENEFITS

Compensation and employee benefits represent approximately 57% of the Company's costs and expenses and are the Company's largest expense item. These expenses increased 17% or $402,000 to $2,817,000 in the current fiscal year from $2,415,000 in the prior fiscal year. This increase is the result of the addition of a Marketing Director to the Company's corporate staff, twelve months of salary for the employees in Las Vegas/Henderson, Nevada as a result of the April 1997 acquisition, additional employees hired including temporary employees to handle increased work loads in the Corporate office, and cost of living and merit increases given to employees. In addition, the cost of compensation and fringe benefits was reduced $21,000 as a result of the decline in the Company's income and a corresponding decline in related bonuses. Furthermore, the Company paid $85,000 in severance pay to a former employee.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

The Company's expenses other than compensation and fringe benefits decreased $165,000 or 7.3% from fiscal 1997 to fiscal 1998. The most significant item related to this is a $525,000 settlement paid in the prior fiscal year. This decrease was offset by an increase in several items including, among others: provision for doubtful accounts of $203,000; advertising expense of $48,000; audit and accounting fees of $31,000; computer consulting fees of $16,000; and depreciation and amortization of $13,000. The increase in the provision for doubtful accounts represents an increase in the allowance percentage for doubtful accounts of franchisee fees receivables due to an increase of aged receivables, as well as a historical increase in the incidents of bankrupt debtors to the Company. Furthermore, the increase in the expense due to the provision for doubtful accounts represents an increase in receivables from the Las Vegas/Henderson, Nevada office. Receivables in the Las Vegas/Henderson, Nevada office increased significantly due to twelve months of operations in the current fiscal year as compared to three months of operations in the prior fiscal year.

The balance of the Company's costs and expenses have not changed significantly from the prior fiscal year.

OTHER INCOME

The Company's other income increased $6,600 or 5.5% from fiscal 1997 to fiscal 1998. Significant items affecting this increase were decreases in unrealized losses on equity securities of $75,000 and interest income of $22,000 and increases in interest expense of $24,000. Additionally, the disposal of fixed assets during 1998 resulted in a loss of $6,648 as opposed to a gain of $24,875 in 1997.

INCOME TAXES

Income taxes were 40.4% and 38.7% of the Company's income before income taxes for fiscal year 1998 and 1997 respectively. The Company's income taxes have not been significantly affected by any changes in the federal and state tax laws. However, tax rates can be changed at any time based upon legislation.

NET INCOME

The Company's net income decreased $367,000 to $612,000 in current fiscal year from $979,000 in fiscal 1997, a decrease of 37.5%. The most significant items affecting net income were the $339,000 decrease in revenue, a $402,000 increase in compensation and fringe benefits, and a $165,000 decrease in expenses other than compensation and fringe benefits. During the fourth quarter of fiscal 1998, the Company recorded a net loss of $47,000. The most significant items contributing to this loss were a one time charge of $85,000 for severance pay to a former employee and the writeoffs of old receivables from clients and advances to former franchisees/licensees.

RESULTS OF OPERATIONS 1997 COMPARED TO 1996

REVENUE

The Company's revenue increased to $6,165,000 in fiscal 1997 from $5,642,000 in fiscal 1996, resulting in a 9.3% increase as compared to the prior fiscal year. The increase consists of a $288,000 increase in adjusting and other revenue and a $235,000 increase in continuing licensee and franchisee fees.

The increase of $288,000 in adjusting and other fees reflects a 48.2% increase to $886,000 in fiscal 1997 compared to $598,000 in the prior fiscal year. The increase reflects $57,000 in revenue from the Las Vegas/Henderson, Nevada office which was acquired by the Company, April 1, 1997. Additionally, the Tucson adjusting office had an increase of $93,000 reflecting the fact that the Company operated the office for the full fiscal year. The office was acquired early in fiscal 1996. The Phoenix operations of the Company had an increase of $142,000 in revenue of which approximately $100,000 was the result of a major storm that occurred in mid August 1996. The balance of the increase represents an increase in the demand for the services of the Company's Phoenix office.

The Company's revenue from continuing licensee and franchisee fees increased 4.7% or $235,000 from $5,044,000 in the prior fiscal year to $5,279,000 in fiscal 1997. The increase reflects the benefit to the Company's licensees and franchisees from an increase in claims assignments from insurance companies and self insureds due to the increase in volume of claims. The increase also reflects new territories opened by licensees and franchisees and rate increases as a result of inflation.

The Company's revenue is affected by numerous matters including the work loads of other companies as well as claims presented by their clients. The Company has, however, seen growth in licensee and franchisee fees paid. The Company is committed to continue its work to improve existing and to add qualified licensees. The Company has seen increased competition with respect to nationwide purchasers of the Company's licensees and franchisees services and in the fourth quarter of the current fiscal year was advised by a significant client that it would cease purchasing adjusting services from the Company and its Adjusters. The effect of this change was seen in the 1998 fiscal year.

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

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

The Company's expenses other than compensation and fringe benefits increased $307,000 or 16% from fiscal 1996 to fiscal 1997. The most significant items related to this increase were a $525,000 settlement, a $109,000 decrease in advertising and promotion, and a $50,000 increase in depreciation expense. The increase in depreciation reflects the fact that in the last quarter of the prior fiscal year and the current fiscal year the Company replaced computer equipment which had been fully depreciated as well as acquired significant other capital assets. The $109,000 decrease in advertising and promotion expense reflects the Company's election to not place certain advertisements in the current year that had been placed in prior years, as part of its overall review of its marketing program.

The balance of the Company's costs and expenses have not changed significantly from the prior fiscal year.

OTHER INCOME

The Company's other income decreased $34,000 or 22% from fiscal 1996 to fiscal 1997. The most significant items related to this decrease were a $75,000 permanent decline in the value of an equity security, a $20,000 gain on the disposition of fixed assets, and a $10,000 increase in interest income.

INCOME TAXES

Income taxes were 38.7% and 38.9% of the Company's income before taxes for fiscal year 1997 and 1996 respectively. The Company's income taxes have not been significantly affected by any changes in the federal or state tax laws. However, tax rates can be changed at any time based upon legislation.

NET INCOME

The Company's net income decreased $156,000 to $979,000 in current fiscal year from $1,135,000 in fiscal 1996, a decrease of 13.7%. The most significant items affecting net income were the $523,000 increase in revenue, the $525,000 settlement of litigation, and the $440,000 increase in compensation and fringe benefits.

CURRENT ACCOUNTING DEVELOPMENTS -- The FASB has issued Statement No. 130, REPORTING COMPREHENSIVE INCOME. Statement No. 130 requires that an enterprise
(a) classify items of other comprehensive income (as defined in the Statement) by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position and is effective for the Company's year ending June 30, 1999. Management does not believe the application of this Statement will materially affect the Company's financial position and statement of operations.

The FASB has issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. Statement No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's year ending June 30, 1999. The Company has not determined the effect of the adoption of this Statement would have on the Company's financial statement disclosure.

YEAR 2000 COMPLIANCE - The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals. Many currently installed computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Left uncorrected, time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in a computer shutdown or incorrect calculations. Failures of the Company's and/or third parties' computer systems could have a material adverse effect on the Company's ability to conduct its business.

To date, the Company has determined that certain of the software used by the Company is not Year 2000 compliant. The Company has identified upgraded software that is Year 2000 compliant. The Company expects to complete these upgrades by December 31, 1998.

The Company is finalizing arrangements with a consulting firm to undertake a complete analysis of the Company's operations to identify the remaining Year 2000 issues embodied in its operations and facility, and to develop a plan to resolve such issues. The Company expects this analysis to begin during the second quarter of this fiscal year and to be completed by December 31, 1998. Thereafter, the Company will resolve such issue.

Certain software products sold by the Company to certain of its licensees and franchisees in prior years are not Year 2000 compliant. The Company's computer staff is developing an upgrade of the software that will be Year 2000 compliant. The Company expects to complete development of the Year 2000 compliant version of its software by December 31, 1998. The Company will distribute this version to purchasers of the non-compliant version, free of charge. The Company does not anticipate that the cost of this upgrade will be material to the Company's operations.

Members of the Company's computer staff are undertaking the task of contacting the Company's customers and vendors to determine the status of such customers' and vendors' software for Year 2000 compliance. As the Company identifies these issues, it will determine the steps necessary to avoid disruptions due to failures in Year 2000 compliance by its customers and/or vendors.

The Company expects that the cost of analysis and development and implementation of a plan to address its Year 2000 issues, will not exceed $175,000. The Company's estimate reflects assumptions regarding the extent of the Year 2000 issues embodied in the Company's operations and facilities, the availability and cost of personnel trained in this area, the compliance plans of third parties, and similar uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issue, and in particular, the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially from those anticipated. If the Company is unable to address the Year 2000 issues successfully, or in a timely fashion, the Company may need to devote more resources to the process and additional costs may be incurred. This could have a material adverse effect on the Company's results of operations. The Company has purchased insurance that may offset certain losses to the Company for claims based upon non-compliance with Year 2000 issues.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements, the Notes thereto and Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Consolidated Financial Statements, Notes and Reports are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

          Not applicable.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                           SERVED AS DIRECTOR
                                                                                           SINCE YEAR LISTED
NAME/TITLE                    BUSINESS EXPERIENCE                               AGE        BELOW (1)
----------                    -------------------                               ---        ----------------
George M. Hill                Mr. Hill has been associated with the             90                 1978
Director,                     Company in an advisory capacity for
Vice President,               more than 25 years, has been a Vice
Assistant                     President of the Company since 1985
Secretary                     and has been the Assistant Secretary of
                              the Company since 1990.  He is a senior
                              partner in the Phoenix law firm of
                              George M. Hill & Associates and has
                              been a practicing attorney in Arizona
                              for over 50 years.  Mr. Hill is a Director
                              and Secretary of National Car Rental,
                              Phoenix, Denver and Colorado Springs,
                              and Director and Vice President of
                              Precise Metal Products Co., Phoenix
                              and Salt Lake City.

Francis J. LaPallo            Mr. LaPallo joined the Company on                 50                 1996
Director,                     June 24, 1996. From 1977 until joining
Executive Vice President      the Company he practiced law in
                              Maryland, the District of Columbia and
                              California. From 1990 until joining the
                              Company he was a partner with the law firm
                              of Manatt, Phelps & Phillips in Los Angles,
                              California. He represented the Company in
                              various legal matters from 1994 until
                              joining the Company. An employment agreement
                              between the Company and Mr. LaPallo provides
                              that Mr. LaPallo will be an executive
                              officer of the Company through June 30,
                              2001.

                                                                                           SERVED AS DIRECTOR
                                                                                           SINCE YEAR LISTED
NAME/TITLE                    BUSINESS EXPERIENCE                               AGE        BELOW (1)
----------                    -------------------                               ---        ----------------
Louis T. Mastos               Mr. Mastos has been the President of              77             1978
Director                      Louis T. Mastos & Associates, Inc.,
                              a managing  general  agency located in Reno,
                              Nevada, since 1971. He is past President of
                              the American Association of Managing General
                              Agents. He was the Insurance Commissioner of
                              the State of Nevada from 1965 to 1971.

James S. Rocke                Mr. Rocke has been employed by the                30             1993
Director,                     Company since 1982 and currently is
Secretary/Treasurer           an adjuster in the Company's Phoenix
                              office. Mr. Rocke was elected
                              secretary/treasurer of the Company in
                              1993. Mr. Rocke graduated from
                              Arizona State University in 1991
                              with a B.S. degree in Finance. Mr.
                              Rocke is the son of William J. Rocke.

William J. Rocke              Mr. Rocke is the founder of the Company           74            1975
Director, Chairman of         and has served as an Executive Officer of the
the Board, Chief              the Company and its predecessor entities since
Executive Officer             1957. Mr. Rocke has been in the insurance
                              adjusting business since 1952. He has a law
                              degree from the University of Denver and is a
                              member of the Colorado Bar Association.
                              The employment agreement between Mr.
                              Rocke and the Company provides that Mr.
                              Rocke will be the Chief Executive Officer
                              of the Company through June 30, 2000.
                              Mr. Rocke is the father of James S. Rocke.

Jean E. Ryberg                Mrs. Ryberg has been employed by the              66             1975
Director, President           Company and its predecessors since 1962.
                              She has held several positions with the
                              Company and has been the President of the
                              Company since 1993. She also manages the
                              Company's insurance adjusting and risk
                              management operations in Phoenix and Tucson,
                              Arizona, and Las Vegas, Nevada. The
                              employment agreement between Mrs. Ryberg and
                              the Company provides that Mrs. Ryberg will
                              be an executive officer of the Company
                              through June 30, 2000.

Merlin J. Schumann            Mr. Schumann has been a Certified Public          54             1984
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

                                                                                           SERVED AS DIRECTOR
                                                                                           SINCE YEAR LISTED
NAME/TITLE                    BUSINESS EXPERIENCE                               AGE        BELOW (1)
----------                    -------------------                               ---        ----------------
William W. Strawther, Jr.     Mr. Strawther was the President and               72                 1978
Director, Vice Chairman       principal shareholder of Continental
of the Board                  American Securities, Inc., located in
                              Phoenix, Arizona from 1970 through 1982. He
                              is a former member of the National Board of
                              Governors of the National Association of
                              Securities Dealers, Inc. He has been an
                              independent business consultant since 1982.

R. Scott Younker              Mr. Younker has been a licensee of the            62                 1992
Director                      Company in Prescott, Arizona since 1979.
                              He has been engaged in the insurance
                              adjusting business for 32 years.

(1) Term will continue through October 10, 1998.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company during its year ended June 30, 1998 to each executive officer whose aggregate compensation exceeded $100,000.

                                               Summary Compensation Table
                                 ------------------------------------------------------
            a                      b           c                d               e                  f
---------------------------      ----      ----------       ---------      ------------      ------------
                                                                           Other Annual        All Other
                                                                           Compensation      Compensation
Name and Principal Position      Year      Salary ($)       Bonus ($)         ($) (2)           ($) (3)
---------------------------------------------------------------------------------------------------------
William J. Rocke, CEO,           1998       237,776          39,794               --             29,898
Chairman, Director               1997       231,300          51,559               --             23,569
                                 1996       225,000          71,981               --             22,719

Jean E. Ryberg,                  1998       169,085          39,794               --             29,898
President, Director              1997       164,480          51,559               --             29,568
                                 1996       160,000          71,981               --             29,266

Francis J. LaPallo,              1998       185,040              --               --             29,898
Executive Vice President,        1997       180,000              --               --             29,568
Director                         1996           692              --               --                 --


Patric R. Greer, (4)             1998        95,111          19,897               --            103,421
                                 1997        92,520          17,187               --             21,876
                                 1996        90,000          11,224               --             17,364

(1) Columns g and h have been omitted as there has been no long term compensation awarded to, earned by or paid to any of the named executives in any fiscal year covered by these columns.

(2) No perquisites were received by any person named above greater than the lesser of $50,000 or 10% of salary plus bonus.

(3) "All Other Compensation" includes (i) directors' fees of $2,250, $3,750, and $2,250 for Mr. Rocke in years ended June 30, 1998, 1997 and 1996 respectively; $2,250, $3,750, and $3,000 for Mrs. Ryberg in years ended June 30, 1998, 1997 and 1996 respectively; $2,250 and $3,750 for Mr.
     LaPallo in years ended June 30, 1998 and 1997 respectively; and $1,500, $3,750, and $3,000 for Mr. Greer in years ended June 30, 1998, 1997, and 1996 respectively; (ii) profit sharing contributions of $27,648, $19,819, and $20,469 for Mr. Rocke in years ended June 30, 1998, 1997 and 1996 respectively;

     $27,648, $25,818, and $26,266 for Mrs. Ryberg in years ended June 30, 1998,
     1997, and 1996 respectively; $27,648 and $25,818 for Mr. LaPallo in years ended June 30, 1998 and 1997 respectively; $16,921, $18,126, and $14,364 for Mr. Greer for years ended June 30, 1998, 1997, and 1996, respectively, and (iii) an $85,000 severance package for Mr. Greer for the year ended June 30, 1998.

(4) Mr. Greer resigned from his position with the Company effective June 30, 1998. In connection with Mr. Greer's resignation, termination of Mr.
     Greer's employment agreement, and as consideration of a Settlement and Release Agreement between Mr. Greer and the Company, Mr. Greer received an aggregate severance payment of $85,000.

     Excluded from all other compensation is the increase and the amortization of the June 30, 1995 cash surrender value of life insurance policies that will transfer to Mr. Rocke and Mrs. Ryberg upon termination of their employment. The amount excluded is $18,166, $18,119, and $18,203 for Mr. Rocke for the years ended June 30, 1998, 1997, and 1996, respectively, and $14,070, $13,678, and $13,511 for Mrs. Ryberg for the years ended June 30, 1998, 1997, and 1996, respectively.

OPTION/SAR EXERCISES AND HOLDINGS

During 1998 the Company did not grant any stock options.

The following table shows the number of shares and value of grants outstanding as of June 30, 1998 for each Named Executive.

                AGGREGATED OPTION/SAR YEAR-END OPTION/SAR VALUES

                                                         Number of Securities           Value of Unexercised,
                                                        Underlying Unexercised        In-The-Money Options/SARs
                                                      Options/SARs At 6/30/98 (#)          At 6/30/98 ($)(A)
                         Shares                      ----------------------------    ----------------------------
                        Acquired         Value
   Name              on Exercise (#)   Realized ($)  Exercisable     Unexercisable   Exercisable     Unexercisable
-------------------  ---------------   ---------------------------------------------------------------------------
William J. Rocke           --             --            48,654             --           8,253                --

Jean E. Ryberg             --             --            51,347             --          13,682                --

Francis J. LaPallo         --             --            34,782         65,218           8,696            16,304

Patric R. Greer (b)        --             --            51,346             --          13,682                --

(a) Value of unexercised, in-the-money Company options based on a fair market value of the Company's common stock of $3.13 per share as of June 30, 1998.

(b) Mr. Greer resigned from his position with the Company effective June 30, 1998.

DIRECTORS COMPENSATION

     Each director, including employees of the Company, is paid $750 per Board meeting attended. During fiscal 1998, each director, except for Mr. Patric R. Greer, received $2,250 for attendance to Board Meetings. Mr. Greer received $1,500 for attendance at Board Meetings.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Mr. Rocke, Mrs. Ryberg, and Mr. LaPallo each for five-year terms. Mr. Rocke's and Mrs. Ryberg's agreements were effective July 1, 1995 and expire June 30, 2000. Mr. LaPallo's agreement was effective June 23, 1996 and expires June 30, 2001.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

NAME AND ADDRESS                                                         AMOUNT OF BENEFICIAL OWNERSHIP
-------------------------------------------------                          COMMON STOCK $.01 PAR VALUE
                                                                           ---------------------------
                                                                        NUMBER OF SHARES (1)  PERCENT (2)
                                                                        --------------------  -----------
George M. Hill (3)                                                            155,000            3.37%

Francis J. LaPallo and Wendy J. Harrison, his wife (4)                         91,564            1.99%

Louis T. Mastos and Eva B. Mastos, his wife (5)                               206,703            4.49%

William J. Rocke and Garnet Rocke, his wife (6)                               442,268            9.50%
P. O. Box 7641
Phoenix, Arizona  85011

James S. Rocke (7)                                                            471,803           10.14%
P. O. Box 7641
Phoenix, Arizona  85011

Jean E. Ryberg (8)                                                            150,589            3.23%

Merlin J. Schumann and Donna L. Schumann, his wife                             20,114             *

William W. Strawther, Jr. and Marjorie A. Strawther,
 his wife (9)                                                                 444,138            9.64%
7108 North 15th Street
Phoenix, Arizona  85020

R. Scott Younker and Sandra L. Younker, his wife                               67,819            1.47%

All officers and directors as a group
     (nine persons) (10)                                                    1,759,998           36.49%

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT (CONTINUED)

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

(3) Excludes 52,000 shares held by Nell S. Hill, Mr. Hill's wife, and 134,258 shares held by Mr. Hill's children and grandchildren, in which shares he disclaims any beneficial interest.

(4) Includes 69,564 shares subject to a currently exercisable stock option at $2.875 per share.

(5) Includes 183,180 shares which are held in a trust under an agreement dated February 10, 1981, in which Mr. and Mrs. Mastos hold equal beneficial interests, and 23,523 shares which are held by the Louis T. Mastos in an Individual Retirement Account.

(6) Includes 290,000 shares held by Old Frontier Investment, Inc., of Arizona, of which William J. and Garnet Rocke hold 51% of the outstanding stock. Includes 48,654 shares subject to a currently exercisable stock options at a weighted average of $3.2829 per share.

(7) Includes 290,000 shares held by Old Frontier Investment, Inc. of Arizona of which James S. Rocke holds 49% of the outstanding stock. Includes 48,653 shares subject to a currently exercisable stock options at a weighted average of $3.2829 per share.

(8) Includes 51,347 shares subject to a currently exercisable stock options at a weighted average of $3.005 per share. Excludes 5,000 held by Mrs. Ryberg's son in which she disclaims any beneficial interest.

(9) Held as trustees under Trust Agreement, dated June 7, 1989, establishing the William W. Strawther, Jr. and Marjorie A. Strawther Living Trust, of which Mr. and Mrs. Strawther are beneficiaries. Excludes an aggregate of 140,000 shares beneficially owned by Mr. and Mrs. Strawther's son, in which shares Mr. and Mrs. Strawther disclaim any beneficial interest.

(10) Excludes all duplicate reporting of holdings.

To the best of knowledge of the Company, no person or groups of persons, other than officers and directors, beneficially own more than five percent of the Frontier Adjusters of America, Inc. Common Stock (based upon present records of the transfer agent).

Based solely on a review of the copies of such forms received by the Company during the fiscal year ended June 30, 1998, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock complies with all Section 16(a) filing requirements during such fiscal year, except that R. Scott Younker filed a late Form 5 covering five transactions totaling 14,600 shares and a discrepancy of 8,250 shares.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Old Frontier Investment, Inc. of Arizona, of which William J. Rocke and Garnet Rocke, his wife, are owners of 51% of the issued and outstanding stock of said corporation and James S. Rocke owns the remaining 49%, has entered into a license agreement with the Company pursuant to which it operates, under standard terms and conditions, an insurance adjusting and risk management business located in Scottsdale, Arizona, and is paid a 5% royalty on gross revenue derived from services provided by certain other licensees in other Arizona cities and towns. The Company paid that corporation $13,142 during fiscal year 1998 in connection with such 5% royalty agreement.

      George M. Hill, Vice President and Director of the Company, acts as General Counsel to the Company. During the fiscal year 1998, the Company paid Mr. Hill $92,510 for services rendered and disbursements. Such fees will continue to accrue, pursuant to a retainer agreement, at the rate of $6,650 per month effective September 1, 1995.

      The Company paid its Vice Chairman, William W. Strawther, Jr., $20,000 during fiscal year 1998 for business and financial consulting services.

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

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

        The following Financial Statements are included at page F-1:

             Report of Independent Certified Public Accountants

             Consolidated Balance Sheets - June 30, 1998 and 1997

             Consolidated Statements of Income for the Years Ended June 30, 1998, 1997 and 1996

             Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996

             Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1998, 1997 and 1996

             Notes to Consolidated Financial Statements - June 30, 1998, 1997 and 1996

(a) (2) Financial Statement Schedules

        Schedule
        Number
        ------

          II Valuation and Qualifying Accounts Years Ended June 30, 1998, 1997 and 1996

                    Schedules I through XIV not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                     (a) (3) EXHIBITS FILED WITH THIS REPORT



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

     23          Consent of Independent Accountants

     27          Financial Data Schedule


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

(b) The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year June 30, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                       FRONTIER ADJUSTERS OF AMERICA, INC.


/s/ WILLIAM J. ROCKE                                 /s/ JEAN E. RYBERG
------------------------------------------           ---------------------------
William J. Rocke (Chief Executive Officer,           Jean E. Ryberg (President)
Chairman of the Board, Acting Chief
Financial Officer)

  SEPTEMBER 25, 1998                                     SEPTEMBER 25, 1998
------------------------------------------           ---------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:

/s/ WILLIAM J. ROCKE                                        SEPTEMBER 25, 1998
----------------------------------------                  ----------------------
William J. Rocke, CEO, Chairman
of the Board, Acting CFO, Director

/s/ JEAN E. RYBERG                                          SEPTEMBER 25, 1998
----------------------------------------                  ----------------------
Jean E. Ryberg, President, Director


/s/ FRANCIS J. LAPALLO                                      SEPTEMBER 25, 1998
----------------------------------------                  ----------------------
Francis J. LaPallo, Exec. V.P.,
Director

/s/ GEORGE M. HILL                                          SEPTEMBER 25, 1998
----------------------------------------                  ----------------------
George M. Hill, V.P., Director

/s/ JAMES S. ROCKE                                          SEPTEMBER 25, 1998
----------------------------------------                  ----------------------
James S. Rocke, Secretary/Treasurer,
Director

/s/  MERLIN J. SCHUMANN                                     SEPTEMBER 25, 1998
----------------------------------------                  ----------------------
Merlin J. Schumann, Director

/s/   WILLIAM W. STRAWTHER, JR.                             SEPTEMBER 25, 1998
----------------------------------------                  ----------------------
William W. Strawther, Jr., Director

/s/ LOU MASTOS                                              SEPTEMBER 25, 1998
----------------------------------------                  ----------------------
Lou Mastos, Director

    R. SCOTT YOUNKER                                        SEPTEMBER 25, 1998
----------------------------------------                  ----------------------
R. Scott Younker, Director

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Certified Public Accountants                       F-2

Consolidated Balance Sheets - June 30, 1998 and 1997                     F-3

Consolidated Statements of Income for the Years Ended June 30,
1998, 1997 and 1996                                                      F-4

Consolidated Statements of Cash Flows for the Years Ended
June 30, 1998, 1997 and 1996                                             F-5

Consolidated Statements of Stockholders' Equity for the Years
Ended June 30, 1998, 1997 and 1996                                       F-6

Notes to Consolidated Financial Statements - June 30, 1998,
1997 and 1996                                                            F-7



Supplementary Schedule                                                   F-16

Schedule II - Valuation and Qualifying Accounts Years Ended
June 30, 1998, 1997 and 1996                                             F-17

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Frontier Adjusters of America, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Frontier Adjusters of America, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Adjusters of America, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II for the years ended June 30, 1998, 1997, and 1996 included on page F-16 of this form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

McGLADREY & PULLEN, LLP


/s/ McGladrey & Pullen, LLP

Phoenix, Arizona
August 4, 1998, except for Note 14 as to which the date is August 28, 1998

CONSOLIDATED BALANCE SHEETS

Frontier Adjusters of America, Inc. and Subsidiaries

June 30,                                                     1998          1997
-------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
 Cash and cash equivalents                            $   929,364   $ 1,012,233
 Securities available for sale (Note 6)                 1,289,519     1,288,976
 Current portion of advances to licensees
  and franchisees (Note 4)                                900,190       872,527
 Receivables, net (Note 3)                                681,830       740,572
 Income tax refund receivable                             172,948          --
 Unbilled adjusting fees                                   40,950        26,700
 Prepaid expenses                                         317,454       268,192
 Deferred income taxes, current portion (Note 9)          225,740       367,237
                                                      -------------------------
         TOTAL CURRENT ASSETS                           4,557,995     4,576,437
                                                      -------------------------
PROPERTY AND EQUIPMENT, at cost, less accumulated
 depreciation and amortization (Note 5)                 1,724,329     1,736,226
                                                      -------------------------
OTHER ASSETS
 Held to maturity investments (Note 6)                    694,724       714,872
 Advances to licensees and franchisees, net of
   current portion (Note 4)                               431,000       431,000
 Licenses and franchises, net of accumulated
   amortization of $256,654 in 1998 and
   $226,240 in 1997                                       155,838       246,253
 Deferred income taxes, net of current portion
   (Note 9)                                                63,532        39,323

 Cost of subsidiary in excess of net identifiable
  assets acquired, net of accumulated amortization
  of $179,130 in 1998 and $176,819 in 1997                 34,688        36,999
 Other                                                    138,594       131,029
                                                      -------------------------
                                                        1,518,376     1,599,476
                                                      -------------------------
         TOTAL ASSETS                                 $ 7,800,700   $ 7,912,139
                                                      =========================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                     $    62,118   $    33,793
 Salaries payable and related benefits                    609,113       169,032
 Income taxes payable                                        --          84,989
 Licensees' and franchisees' remittance payable           545,830       396,991
 Current portion of long term liability (Note 7)           28,509        26,521
 Other (Note 13)                                           97,936       603,158
                                                      -------------------------
         TOTAL CURRENT LIABILITIES                      1,343,506     1,314,484
                                                      -------------------------
LONG TERM LIABILITY (Note 7)                                4,953        33,462
                                                      -------------------------
COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)              --            --
STOCKHOLDERS' EQUITY (Note 12 and 13)
 Common stock, authorized 100,000,000 shares, par
  value $.01, issued 4,782,010 shares                      47,820        47,820
 Additional contributed capital                         2,148,470     2,148,470
 Retained earnings                                      4,735,935     4,814,266
                                                      -------------------------
                                                        6,932,225     7,010,556
 Add (deduct):
  Treasury stock 176,652 shares in 1998 and 1997         (529,584)     (529,584)
  Other                                                    49,600        83,221
                                                      -------------------------
         TOTAL STOCKHOLDERS' EQUITY                     6,452,241     6,564,193
                                                      -------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 7,800,700   $ 7,912,139
                                                      =========================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

Frontier Adjusters of America, Inc. and Subsidiaries

Years Ended June 30,                         1998           1997           1996
--------------------------------------------------------------------------------

REVENUE
 Continuing licensee and franchisee
  fees (Note 8)                       $ 4,596,657    $ 5,278,967    $ 5,044,028
 Adjusting and risk management
  fees (Note 8)                         1,228,691        885,636        597,956
                                      -----------------------------------------
                                        5,825,348      6,164,603      5,641,984
                                      -----------------------------------------
COST AND EXPENSES
 Compensation and employee benefits
  (Notes 11 and 13)                     2,817,168      2,414,582      1,975,028
 Office                                   404,554        379,287        372,788
 Advertising and promotion                395,210        347,396        459,329
 Depreciation and amortization            253,667        240,246        190,044
 Provision for doubtful accounts          352,132        149,392        151,847
 Legal fees paid to a director
  (Note 10)                                92,510         91,572         90,376
 Other (Note 13)                          609,111      1,064,058        700,923
                                      -----------------------------------------
                                        4,924,352      4,686,533      3,940,335
                                      -----------------------------------------
       INCOME FROM OPERATIONS             900,996      1,478,070      1,701,649
                                      -----------------------------------------

OTHER INCOME (EXPENSE)
 Interest income                          133,067        154,860        144,677
 Disposition of investments                 4,042            343           --
 Gain (loss) on sale of license           (13,000)          --            5,000
 Gain on disposition of equipment           6,352         24,875           --
 Unrealized loss (Note 6)                     (93)       (74,914)          --
 Other                                     (3,497)        15,107          4,498
                                      -----------------------------------------
        TOTAL OTHER INCOME                126,871        120,271        154,175
                                      -----------------------------------------
        INCOME BEFORE INCOME TAXES      1,027,867      1,598,341      1,855,824


        INCOME TAXES (Note 9)             415,392        619,143        721,305
                                      -----------------------------------------
        NET INCOME                    $   612,475    $   979,198    $ 1,134,519
                                      =========================================
EARNINGS PER SHARE
         Basic                        $       .13    $       .21    $       .25
                                      =========================================
         Diluted                      $       .13    $       .21    $       .25
                                      =========================================
WEIGHTED AVERAGE SHARES
 OUTSTANDING
         Basic                          4,605,358      4,607,709      4,620,101
                                      =========================================
         Diluted                        4,612,674      4,631,898      4,627,606
                                      =========================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Frontier Adjusters of America, Inc. and Subsidiaries

Years Ended June 30,                                    1998              1997              1996
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                      $   612,475       $   979,198       $ 1,134,519
                                                 -----------------------------------------------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                     255,852           241,884           190,044
   (Gain) on sale of investments                      (4,042)             (343)             --
   (Gain) loss on sale of license                     13,000              --              (5,000)
   (Gain) on disposition of equipment                 (6,352)          (24,875)             --
   Provision for doubtful accounts                   352,132           149,392           151,847
   Deferred income taxes                             117,288          (263,209)          (42,242)
   Unrealized loss on investments                         93            74,914              --
   Change in assets and liabilities
    (Increase) decrease in:
     Receivables                                      (1,665)           12,364           181,133
     Unbilled adjusting fees                         (14,250)          (10,600)           (1,875)
     Prepaid expenses                                (49,262)           20,701           (30,728)
     Other                                           (65,575)          (52,893)          (50,029)
    Increase (decrease) in:
     Accounts payable                                 28,325            22,127            (1,003)
     Salaries payable and related benefits           440,081           (69,183)          (59,758)
     Income taxes payable/receivable                (257,937)           27,684            (7,415)
     Licensees' & franchisees' remittance
      payable                                        148,839           261,473           (86,102)
     Other                                          (505,222)          485,564            63,783
                                                 -----------------------------------------------
     Total adjustment                                451,305           875,000           302,655
                                                 -----------------------------------------------
    NET CASH PROVIDED
     BY OPERATING ACTIVITIES                       1,063,780         1,854,198         1,437,174
                                                 -----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of fixed assets                   16,200              --                --
 Capital expenditures                               (167,078)         (302,102)         (170,057)
 Investments purchased                            (1,993,019)       (1,958,743)       (2,970,057)
 Proceeds from maturity of investments             2,040,000         2,000,000         3,000,000
 Payments on license acquisition                     (26,521)         (110,172)         (136,951)
 Advances to licensees' and franchisees'          (4,267,700)       (3,979,135)       (3,964,357)
 Collections of advances to licensees &
  franchisees                                      3,948,312         3,703,132         3,695,280
                                                 -----------------------------------------------
  NET CASH USED IN INVESTING ACTIVITIES             (449,806)         (647,020)         (546,142)
                                                 -----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Cash dividends                                     (690,806)         (691,351)         (647,147)
 Proceeds from sale of treasury stock                   --                --              55,547
 Common stock repurchased                               --             (44,365)         (129,438)
                                                 -----------------------------------------------
  NET CASH USED IN
   FINANCING ACTIVITIES                             (690,806)         (735,716)         (721,038)
EFFECT OF EXCHANGE RATE CHANGES
 ON CASH                                              (6,037)            6,231             5,586
                                                 -----------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    (82,869)          477,693           175,580
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF THE PERIOD                           1,012,233           534,540           358,960
                                                 -----------------------------------------------
CASH AND CASH EQUIVALENTS AT
 END OF THE PERIOD                               $   929,364       $ 1,012,233       $   534,540
                                                 ===============================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Frontier Adjusters of America, Inc. and Subsidiaries

Years Ended June 30, 1998, 1997 and 1996
-----------------------------------------------------------------------------------------------------------------------------
                             Numbers of   Par Value   Additional                                 Cumulative     Unrealized
                               Shares     of Common   Contributed    Retained      Treasury      Translation   Gain (Loss) on
                               Issued       Stock       Capital      Earnings        Stock       Adjustments    Investments
-----------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1995        4,782,010   $  47,820   $ 2,148,470   $ 4,042,588    $  (414,869)   $    26,709    $   (12,067)
 Cash dividends -
  $.114 per share                 --          --            --        (647,147)          --             --             --
 Net income                       --          --            --       1,134,519           --             --             --
 Treasury stock purchase
   41,240 shares                  --          --            --            --         (129,438)          --             --
 Treasury stock sold
   20,000 shares                  --          --            --          (3,541)        59,088
Foreign currency
  translation                     --          --            --            --             --            5,586           --
 Unrealized loss                  --          --            --            --             --             --          (26,919)
-----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1996       4,782,010      47,820     2,148,470     4,526,419       (485,219)        32,295        (38,986)
 Cash dividends -
  $.15 per share                  --          --            --        (691,351)          --             --             --
 Net income                       --          --            --         979,198           --             --             --
 Treasury stock purchase
   14,300 shares                  --          --            --            --          (44,365)          --             --
 Foreign currency
  translation                     --          --            --            --             --          (15,351)          --
 Unrealized gain                  --          --            --            --             --             --          105,263
-----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997       4,782,010      47,820     2,148,470     4,814,266       (529,584)        16,944         66,277
 Cash dividends -
  $.15 per share                  --          --            --        (690,806)          --             --             --
 Net income                       --          --            --         612,475           --             --             --
 Foreign currency
  translation                     --          --            --            --             --           (6,037)          --
 Unrealized loss                  --          --            --            --             --             --          (27,584)
-----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998       4,782,010   $  47,820   $ 2,148,470   $ 4,735,935    $  (529,584)   $    10,907    $    38,693
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

BUSINESS -- The Company's operations consist of the licensing and franchising of independent adjusters throughout the United States and Canada and the operation of an independent adjusting business and a risk management division out of its Phoenix and Tucson, Arizona and Las Vegas, Nevada offices. The Company grants credit to its licensees and franchisees, all of whom operate within the insurance industry. Revenue from claims adjusted by employees of the Company are recognized as the services are performed; revenue from claims adjusted by independent licensees and franchisees are recognized when they become due under the terms of the license and franchise agreements (Note 8). Included in the revenue are collections received from one customer which provided the Company with revenue representing approximately $426,000 or 9.2%, $990,000 or 18.8%, and $1,047,000 or 20.8% of the continuing licensee and franchisee fees during the years ended June 30, 1998, 1997 and 1996, respectively. Outstanding licensee and franchisee fees receivable related to this customer were approximately $6,800 at June 30, 1998 and $95,000 at June 30, 1997. In June of 1997 this client elected to place its adjusting service needs with other vendors. This transition has caused revenue from this client to decrease by $564,000, or 60%, in this fiscal year.

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

INCOME TAXES -- Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts and assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

AVAILABLE-FOR-SALE SECURITIES -- Securities classified as available-for-sale are equity securities and those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's investments, liquidity needs, and other similar factors. Securities available-for-sale are carried at fair value. Unrealized gains or losses, net of the related deferred tax effect, are reported as increases or decreases in stockholders' equity. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

FAIR VALUE OF FINANCIAL INSTRUMENTS -- Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30 of the reporting year. The estimated fair value amounts have been measured as of June 30 of the reporting year and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to that date. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at each year end.

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

CURRENT ACCOUNTING DEVELOPMENTS -- The FASB has issued Statement No. 130, REPORTING COMPREHENSIVE INCOME. Statement No. 130 requires that an enterprise
(a) classify items of other comprehensive income (as defined in the Statement) by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position and is effective for the Company's year ending June 30, 1999. Management does not believe the application of this Statement will materially affect the Company's financial position and statement of operations.

The FASB has issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. Statement No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's year ending June 30, 1999. The Company has not determined the effect of the adoption of this Statement would have on the Company's financial statement disclosure.

EARNINGS PER COMMON SHARE -- Effective December 31, 1997, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share", which supersedes Accounting Principles Board (APB) Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities outstanding that trade in a public market. Under Statement No. 128, the Company is required to present basic and diluted earnings per share amounts. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per share from continuing operations. The Company initially applied Statement No. 128 for its interim period ending December 31, 1997 and all prior periods presented have been restated with no material effect.

The weighted-average number of shares of common stock used to compute the basic earnings per share was increased by 7,316, 24,189, and 7,505, respectively, for the dilutive effect of the employee stock options.

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

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATION - Certain items on the financial statements for the years ended June 30, 1997 and 1996 have been reclassified, with no effect on net income, to be consistent with classifications adopted for the year ended June 30, 1998.

NOTE 2:  SUPPLEMENTAL CASH FLOW INFORMATION

                                           1998             1997            1996
                                    --------------------------------------------
Cash paid during the year:
 Interest                           $    30,898      $     7,259      $    8,056
 Income taxes                       $   607,170      $   854,741      $  794,454


NOTE 3:  RECEIVABLES

Receivables consist of:                                          1998       1997
                                                             -------------------

 Accounts receivable trade                                   $187,846   $145,902
 Licensee and franchisee fees receivable                      532,202    538,601
 Errors and omissions insurance premium advanced              114,028    105,953
 Other                                                          7,398     50,616
                                                             -------------------
          Total receivables                                   841,474    841,072
 Less allowance for doubtful accounts                         159,644    100,500
                                                             -------------------
                                                             $681,830   $740,572
                                                             ===================

NOTE 4:  LONG-TERM RECEIVABLES

Long-term receivables consist of non interest bearing advances to licensees and franchisees which are repayable in the amount equal to a percentage of the monthly licensee and franchisee revenue. Estimated current and long-term maturities are as follows:

                                                               1998         1997
                                                         -----------------------

 Advances to licensees and franchisees                   $1,546,766   $1,453,164
 Less  allowance for doubtful advances                      215,576      149,637
                                                         -----------------------
                                                          1,331,190    1,303,527
 Less current portion                                       900,190      872,527
                                                         -----------------------
 Long term portion                                       $  431,000   $  431,000
                                                         =======================

NOTE 5:  PROPERTY AND EQUIPMENT

Property and equipment consist of:
                                                               1998         1997
                                                         -----------------------

 Building and improvements                               $1,269,288   $1,269,288
 Computers and software                                     231,810      171,661
 Furniture and fixtures                                     312,565      285,878
 Automobiles                                                143,225      140,249
                                                         -----------------------
                                                          1,956,888    1,867,076
 Less accumulated depreciation and amortization             819,302      717,593
                                                         -----------------------
                                                          1,137,586    1,149,483
 Land                                                       586,743      586,743
                                                         -----------------------
                                                         $1,724,329   $1,736,226
                                                         =======================

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 6:  INVESTMENTS IN DEBT AND MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in debt and marketable equity securities as of June 30, 1998 and 1997:

                                      Gross       Gross      Gross
                                    Amortized  Unrealized  Unrealized
                                      Cost        Gains      Losses   Fair Value
                                   ---------------------------------------------
                                                       1998
                                   ---------------------------------------------
Available for Sale Securities
    U.S. government securities     $  993,148   $   --     $   --     $  993,148
    Equity securities                 257,678     68,311     29,618      296,371
                                   ---------------------------------------------
    Total available for sale
      securities                    1,250,826     68,311     29,618    1,289,519
Held to maturity securities
    Local government securities
      & other                         694,724     26,766      1,138      720,352
                                   ---------------------------------------------
                                   $1,945,550   $ 95,077   $ 30,756   $2,009,871
                                   =============================================

                                                       1997
                                   ---------------------------------------------
Available for Sale Securities
    U.S. government securities     $  992,787   $   --     $   --     $  992,787
    Equity securities                 304,826     67,388     76,025      296,189
                                   ---------------------------------------------
    Total available for sale
      securities                    1,297,613     67,388     76,025    1,288,976
Held to maturity securities
    Local government securities
      & other                         714,872     11,817      1,552      725,137
                                   ---------------------------------------------
                                   $2,012,485   $ 79,205   $ 77,577   $2,014,113
                                   =============================================

The Company's investment in local government securities is concentrated in Salt River Project Agricultural Improvement and Power District Municipal Bonds which mature between 2006 and 2031.

The Company's investments available for sale all have contractual maturities of less than one year.

The Company recognized a loss of $93 and $74,914 for the years ended June 30, 1998 and 1997, respectively, due to the permanent impairment in value of its available for sale securities.

NOTE 7:  LONG TERM DEBT

On August 1, 1994, the Company acquired, from a licensee, certain rights under his license agreement. Those rights were acquired for $25,000 cash and sixty monthly payments of $2,500. The balance is as follows:

                                                           1998      1997
                                                         -------   -------
        Balance Due                                      $35,000   $65,000
        Imputed interest @ 7.25%                           1,538     5,017
                                                         -------   -------
                                                          33,462    59,983
        Less Current Portion                              28,509    26,521
                                                         -------   -------
        Long Term Portion                                $ 4,953   $33,462
                                                         =======   =======

Interest paid on outstanding debt amounted to $3,681 in 1998 and $7,110 in 1997. Aggregate payments for the term of the agreement are as follows:

        Year Ending June 30,
                    1999                                  28,509
                    2000                                   4,953
                                                         -------
                                                         $33,462
                                                         =======

FRONTIER ADJUSTERS OF AMERICA, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTE 8:  LICENSING AND FRANCHISING

As of June 30, 1998, the Company has entered into 480 license and franchise agreements with 434 entities, operating 439 offices with 662 advertised locations, whereby the Company grants exclusive ten year licenses or franchises for the right to use the name "Frontier Adjusters" in a particular area. There is no initial license or franchise fee except where the Company resells a previously acquired license or franchise in which case the Company seeks to recover some or all of its acquisition cost. The Company performs advertising, collection and remittance services, and provides the licensees and franchisees with supplies. As compensation for the above, the Company receives a fee based on a percentage of the licensees' or franchisees' gross billings. Gross billings by licensees and franchisees for the years ended June 30, 1998, 1997 and 1996 were approximately $42,050,000, $48,060,000 and $46,830,000, respectively.

The Company's main line of business is providing services, directly and through licensees and franchisees, to the insurance industry and to self-insureds. The revenue and cost components along with identifiable assets and number of advertised locations are as follows:

                                   Licensing      Adjusting      Corporate
                                      and            and            and
                                  Franchising  Risk Management     Other       Consolidated
                                  ---------------------------------------------------------
1998
Revenue                           $ 4,596,657    $ 1,228,691    $      --      $ 5,825,348
Costs and expenses                  3,444,402      1,123,172        356,778      4,924,352
                                  --------------------------------------------------------

Income (loss) from operations     $ 1,152,255    $   105,519    $  (356,778)   $   990,996
                                  ========================================================

Identifiable assets               $ 4,520,408    $   540,212    $ 2,740,080    $ 7,800,700
                                  ========================================================
Number of advertised locations
 Beginning of year                        646             12           --              658
 Opened                                    23           --             --               23
 Closed                                   (19)          --             --              (19)
 Ownership changes                          2             (2)          --             --
                                  --------------------------------------------------------
                                          652             10           --              662
                                  ========================================================
1997
Revenue                           $ 5,278,967    $   885,636    $      --      $ 6,164,603
Costs and expenses                  3,569,310        822,683        294,540      4,686,533
                                  --------------------------------------------------------

Income (loss) from operations     $ 1,709,657    $    62,953    $  (294,540)   $ 1,478,070
                                  ========================================================

Identifiable assets               $ 4,274,227    $   609,188    $ 3,028,724    $ 7,912,139
                                  ========================================================
Number of advertised locations
 Beginning of year                        618             20           --              638
 Opened                                    45           --             --               45
 Closed                                   (20)            (5)          --              (25)
 Ownership changes                          3             (3)          --
                                  --------------------------------------------------------
                                          646             12           --              658
                                  ========================================================
1996
Revenue                           $ 5,044,028    $   597,956    $      --      $ 5,641,984
Cost and expenses                   3,101,217        592,467        246,651      3,940,335
                                  --------------------------------------------------------

Income (loss) from operations     $ 1,942,811    $     5,489    $  (246,651)   $ 1,701,649
                                  ========================================================

Identifiable assets               $ 3,553,856    $   563,204    $ 2,758,692    $ 6,875,752
                                  ========================================================
Number of advertised locations
 Beginning of year                        590             21           --              611
 Opened                                    47              1           --               48
 Closed                                   (19)            (2)          --              (21)
Ownership changes                        --             --             --             --
                                  --------------------------------------------------------
                                          618             20           --              638
                                  ========================================================

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 9:  INCOME TAXES

The components of the provision for income taxes at June 30 are as follows:

                                                  1998        1997         1996
                                             ----------------------------------
Federal
 Current                                     $ 241,232   $ 695,946    $ 600,407
 Deferred                                       93,123    (208,979)     (34,540)
State
 Current                                        56,872     186,406      163,140
 Deferred                                       24,165     (54,230)      (7,702)
                                             ----------------------------------
   Income taxes                              $ 415,392   $ 619,143    $ 721,305
                                             ==================================

A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate follows:

                                               1998          1997         1996
                                             ----------------------------------
Statutory rate                                 35.0%         35.0%        35.0%
Increase (decrease) resulting from:
 State income taxes, net                        5.1           5.5          5.5
 Non-deductible items                           3.4           1.6          1.1
 Non-taxable revenue                           (1.4)         (1.1)        (1.0)
 Other                                         (1.7)         (2.3)        (1.7)
                                             ----------------------------------
Effective rate                                 40.4%         38.7%        38.9%
                                             ==================================

Net deferred tax assets consist of the following components:

                                                            1998        1997
                                                         ----------------------
      Deferred tax assets
        Current:
        Allowance for doubtful accounts                  $ 143,631    $  94,443
        Other liabilities                                   82,109      272,794
                                                         ----------------------
                                                           225,740      367,237

        Long term:
        Property and equipment                              63,532       39,323
                                                         ----------------------
                                                         $ 289,272    $ 406,560
                                                         ======================

NOTE 10:  RELATED PARTY TRANSACTIONS

A director/officer of the Company is a partner in a law firm that renders legal services to the Company. The Company paid the law firm approximately $93,000 in fiscal 1998, $92,000 in fiscal 1997 and $90,500 in fiscal 1996 for legal services and reimbursement of expenses.

NOTE 11:  PROFIT SHARING PLAN

On June 14, 1984, the Company adopted a Profit Sharing Plan (Plan) covering substantially all employees of the Company who have completed one year of service and have reached age 20. The Plan provides for contributions at the discretion of

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 11:   PROFIT SHARING PLAN (CONTINUED)

management not to exceed the amount permitted under the Internal Revenue Code as a deductible expense. Participants' benefits vest at the rate of 20% per year. Contributions to the Plan are made to trust accounts for investment at the discretion of the individual participants. Profit sharing expense was $258,272, $217,601, and $175,390 for the years ended June 30, 1998, 1997, and 1996 respectively.

NOTE 12:  STOCK OPTIONS

The Company applies APB Option 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for grants in which the fair value per share exceeds the exercise price per share. No compensation expense has been charged to expense for any period presented. The Company has elected not to adopt FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of Statement No. 123, reported net income for 1998, 1997, and 1996 would have decreased by $20,000, $20,000 and $0, respectively, with no effect on earnings per share.

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

Outstanding options become exercisable in varying amounts beginning one year after grant. Information regarding these option plans are as follows:

                                            Number of Shares
                     -----------------------------------------------------------
                             1998                 1997               1996
                     -----------------------------------------------------------
                     Number of  Weighted  Number of Weighted Number of  Weighted
                      Shares    Average    Shares    Average   Shares   Average
                     -----------------------------------------------------------
Outstanding July 1    300,000   $  3.05   200,000    $  3.14  200,000   $   3.14
Granted                  --          --   100,000       2.88       --         --
Exercised                --          --        --         --       --         --
                     -----------------------------------------------------------

Outstanding June 30   300,000   $  3.05   300,000    $  3.05  200,000   $   3.14
                     ===========================================================

                                             1998        1997        1996
                                           -------------------------------
Exercisable at end of year                 234,782     200,000     200,000
Weighted-average fair value per option
 of options granted during the year        $   .00     $   .60     $   .00

At June 30, 1998, there are no remaining options available for issuance under the 1987 Plan and the 1996 Plan had options available for granting of 200,000 shares.

                              Weighted        Weighted                 Weighted
 Range of                      Average         Average                  Average
 Exercise      Number         Remaining       Exercise     Number      Exercise
  Price      Outstanding   Contractual Life    Price     Exercisable    Price
----------   -----------   ----------------   --------   -----------   --------
$2.50-2.75      86,870           6.6            2.62        86,870       2.62
$2.88          100,000           8.0            2.88        34,782       2.88
$3.38-3.71     113,130           5.7            3.60       113,130       3.60
               -------                                     -------
               300,000                                     234,782
               =======                                     =======

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 12:  STOCK OPTIONS (CONTINUED)

In determining the proforma amounts above, the value of each grant was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions for grants in 1997: a dividend rate of 5%, a price volatility of 28%, a risk free rate of 6%, and an expected life of six years.

NOTE 13:  COMMITMENTS AND CONTINGENCIES

Subsequent to June 30, 1998, the Board of Directors approved payment of 3.75 cents per share common stock dividend, to be paid on September 10, 1998, to all shareholders of record on August 20, 1998.

The Company entered into five-year employment agreements with three key executive officers, two of which expire June 30, 2000 and one that expires June 30, 2001. In addition to a base salary, the agreements provide for bonuses based upon the Company's pre-tax earnings and annual cost of living increases. Total compensation under those employment agreements was $786,497, $788,605, and $635,436 for the years ended June 30, 1998, 1997, and 1996, respectively.

The aggregate commitment for future salaries at June 30, 1998, excluding bonuses and cost of living increases, is $1,294,193 as follows:

                 Year ended June 30,
                 -------------------

                        1999                         568,917
                        2000                         568,917
                        2001                         156,359

The Company has entered into an agreement with a customer to share a suite in the America West Arena in Phoenix, Arizona for client development purposes. The agreement provides that the Company is responsible for 50% of the costs and expenses of the suite. The Company's commitment began in June, 1992. The Company's minimum required payments are as follows:

                  Year ended June 30,                 Amount
                  ------------------------------------------

                  1999                                39,477

The Company has leased office space and postage meters for its Las Vegas/Henderson, Nevada and Tucson, Arizona operations and storage space for its Las Vegas/Henderson operation under various noncancellable agreements. These leases expire between December 31, 1998 and June 30, 2001 and require various minimum annual rental payments. Each office lease also requires the payment of taxes.

The total minimum rental commitment at June 30, 1998 is due as follows:

                  During the year ending June 30:
                  1999                               $35,633
                  2000                                22,293
                  2001                                   948
                                                     -------
                                                     $58,874
                                                     =======

The total rental expense included in the income statements for the years ended June 30, 1998, 1997, and 1996 is $34,365, $28,829, and $15,230, respectively.

From time to time in the normal course of its business, the Company is named as a defendant in lawsuits. The Company does not believe that it is subject to any such lawsuits or litigation or threatened lawsuits or litigation that will have a material adverse effect on the Company or its business.

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 13:  COMMITMENTS AND CONTINGENCIES (CONTINUED)

During the year ended June 30, 1997, the Company settled a claim made against it and a former franchisee at a cost to the Company of $525,000 net of insurance reimbursement.

Included in Other Liabilities is the Company's payable to franchisees/licensees and clients at June 30, 1998 and June 30, 1997 of $47,800 and $19,700,
respectively.

NOTE 14:  SUBSEQUENT EVENTS

In August 1998, the Company entered into a letter of intent (the "Letter of Intent") with United Financial Adjusting Company ("UFAC"), a wholly owned subsidiary of the Progressive Corporation ("Progressive"), whereby UFAC will purchase newly issued stock representing approximately 52% of the Company's voting securities. Following the purchase by UFAC, the Company's shareholders will be given the option to retain their shares and receive a cash distribution of $1.60 per share or to surrender their shares for a price of $2.90 per share. Up to an aggregate of 1,000,000 shares will be accepted for repurchase. UFAC will purchase the newly issued securities of the Company at a price of $1.30 per share and will not be entitled to receive the cash distribution of $1.60 per share. If the transaction contemplated by the Letter of Intent is consummated, UFAC, and therefore Progressive, will be able to elect a majority of the board of directors and therefore, will be able to control the business and affairs of the Company.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                               SUPPLEMENTARY DATA


Selected Quarterly Financial Data

(Information for all periods shown below is unaudited)

                                                  1998
                             --------------------------------------------------
                                            Three Months Ended
                             --------------------------------------------------
                               Sept. 30      Dec. 31     Mar. 31      June 30
                             -----------  -----------  -----------  -----------
Revenue                      $ 1,483,708  $ 1,411,242  $ 1,440,432  $ 1,489,966
 Income from operations          388,084      319,846      233,857      (40,791)
 Income before income taxes      426,229      386,659      274,900      (59,921)
 Net income                      258,642      234,391      166,817      (47,375)
 Net income per share
     Basic                           .06          .05          .04         (.01)
     Diluted                         .06          .05          .04         (.01)
 Weighted average shares
  outstanding
     Basic                     4,605,358    4,605,358    4,605,358    4,605,358
     Diluted                   4,605,358    4,628,045    4,611,934    4,605,358

                                                 1997
                             --------------------------------------------------
                                           Three Months Ended
                             --------------------------------------------------
                               Sept. 30      Dec. 31     Mar. 31      June 30
                             -----------  -----------  -----------  -----------
Revenue                      $ 1,663,529  $ 1,505,195  $ 1,485,765  $ 1,510,114
 Income from operations          520,451      469,744      391,257       96,618
 Income before income taxes      563,995      546,913      437,238       50,194
 Net income                      342,263      329,847      265,137       41,951
 Net income per share
     Basic                           .07          .07          .06          .01
     Diluted                         .07          .07          .06          .01
 Weighted average shares
  outstanding
     Basic                     4,614,684    4,605,358    4,605,358    4,605,358
     Diluted                   4,626,202    4,638,337    4,635,531    4,627,521

                                                 1996
                             --------------------------------------------------
                                            Three Months Ended
                             --------------------------------------------------
                              Sept. 30      Dec. 31      Mar. 31      June 30
                             -----------  -----------  -----------  -----------
Revenue                      $ 1,408,666  $ 1,352,330  $ 1,396,634  $ 1,484,354
 Income from operations          437,150      395,569      420,995      447,932
 Income before income taxes      471,789      447,351      460,416      476,265
 Net income                      286,038      271,595      278,941      297,942
 Net income per share
     Basic                           .06          .06          .06          .06
     Diluted                         .06          .06          .06          .06
 Weighted average shares
  outstanding
     Basic                     4,637,943    4,609,658    4,609,658    4,623,065
     Diluted                   4,639,614    4,612,875    4,609,607    4,648,326

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES


                        VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                              Additions
                                Balance at    Charged to  Deductions    Balance
                                Beginning      Cost and      From       at End
                                of Period      Expenses    Reserves    of Period
                                ----------    ----------  ----------   ---------
Year Ended June 30, 1998:
   Allowance for doubtful
    accounts                    $ 250,137     $ 352,132    $ 227,049   $ 375,220

Year Ended June 30, 1997:
   Allowance for doubtful
    accounts                    $ 245,000     $ 149,392    $ 144,255   $ 250,137

Year Ended June 30, 1996:
   Allowance for doubtful
    accounts                    $ 223,000     $ 151,847    $ 129,847   $ 245,000