Form 10-Q
period 1998-09-30
FRONTIER ADJUSTERS OF AMERICA INC
filed 1998-11-12
CIK 735349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period                    to
                          ------------------    ------------------

Commission File Number    1-12902
                       ------------

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

                                 Yes [X]  No [ ]


Number of shares of Common Stock outstanding on November 9, 1998       4,605,358
                                                                       ---------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                               SEPTEMBER 30, 1998  JUNE 30, 1998
                                               ------------------  -------------
                                                  (unaudited)          (*)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                      $  933,416        $  929,364
   Investments                                     1,243,831         1,289,519
   Receivables                                     1,570,145         1,582,020
   Prepaid expenses                                  300,788           317,454
   Other                                             289,905           439,638
                                                  ----------        ----------
        TOTAL CURRENT ASSETS                       4,338,085         4,557,995
                                                  ----------        ----------

PROPERTY AND EQUIPMENT                             2,582,270         2,543,631
   Less accumulated depreciation and amortization   (835,502)         (819,302)
                                                  ----------        ----------
                                                   1,746,768         1,724,329
                                                  ----------        ----------
OTHER ASSETS
   Cost of subsidiary in excess of net tangible
     assets acquired                                 213,817           213,817
   Less accumulated amortization                    (179,707)         (179,129)
                                                  ----------        ----------
                                                      34,110            34,688
   Receivables (Long term)                           376,000           431,000
   Investments (Long term)                           694,831           694,724
   Other                                             336,090           357,964
                                                  ----------        ----------
                                                   1,441,031         1,518,376
                                                  ----------        ----------
        TOTAL ASSETS                              $7,525,884        $7,800,700
                                                  ==========        ==========
                                  LIABILITIES
CURRENT LIABILITIES
   Accounts payable                               $   83,166        $   62,118
   Accrued expenses                                  173,400           513,365
   Franchisee/licensee remittance payable            573,089           545,830
   Current Portion Long Term Liability                26,527            28,509
   Other                                             180,385           193,684
                                                  ----------        ----------
        TOTAL CURRENT LIABILITIES                  1,036,567         1,343,506
                                                  ----------        ----------

LONG TERM LIABILITY                                       --             4,953
                                                  ----------        ----------
STOCKHOLDERS' EQUITY
   Common stock                                       47,820            47,820
   Additional paid in capital                      2,148,470         2,148,470
   Treasury stock                                   (529,584)         (529,584)
   Other                                               3,460            49,600
   Retained earnings                               4,819,151         4,735,935
                                                  ----------        ----------
                                                   6,489,317         6,452,241
                                                  ----------        ----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $7,525,884        $7,800,700
                                                  ==========        ==========
*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                        1998             1997
                                                    -----------      -----------
REVENUE
   Continuing licensee and franchisee fees          $ 1,273,123      $ 1,220,102
   Adjusting and risk management fees                   360,246          263,606
                                                    -----------      -----------
                                                      1,633,369        1,483,708
                                                    -----------      -----------
COST AND EXPENSES
   Compensation and fringe benefits                     717,766          645,048
   Office                                                95,515           94,149
   Advertising and promotion                             40,587           60,001
   Depreciation and amortization                         62,475           61,357
   Provision for doubtful accounts                       48,000           48,000
   Other                                                273,706          187,069
                                                    -----------      -----------
                                                      1,238,049        1,095,624
                                                    -----------      -----------
   INCOME FROM OPERATIONS                               395,320          388,084
                                                    -----------      -----------
OTHER INCOME (EXPENSE)
   Interest income                                       29,434           36,466
   Other (Net)                                           (1,491)           1,679
                                                    -----------      -----------
   TOTAL OTHER INCOME (EXPENSE)                          27,943           38,145
                                                    -----------      -----------
   INCOME BEFORE INCOME TAXES                           423,263          426,229

INCOME TAXES                                            167,347          167,587
                                                    -----------      -----------
   NET INCOME                                       $   255,916      $   258,642
                                                    ===========      ===========
EARNINGS PER SHARE
   Basic                                            $       .06      $       .06
                                                    ===========      ===========
   Diluted                                          $       .06      $       .06
                                                    ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                              4,605,358        4,605,358
                                                    ===========      ===========
   Diluted                                            4,609,163        4,605,358
                                                    ===========      ===========

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                        1998            1997
                                                        ----            ----
NET INCOME                                          $   255,916     $   258,642
                                                    -----------     -----------
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                         63,021          61,903
   (Gain) on disposition of property & equipment          4,979            (120)
   Allowance for doubtful accounts                       48,000          49,038
Change in assets and liabilities:
(Increase) decrease in:
   Receivables                                          (26,000)       (122,262)
   Prepaid expenses                                      16,666         (34,079)
   Other                                                137,271         (26,537)
Increase (decrease) in:
   Accounts payable                                      21,048         (23,191)
   Accrued expenses                                    (339,965)        150,629
   Franchisee and licensee remittance payable            27,259          82,595
   Other                                                (13,299)       (487,666)
                                                    -----------     -----------
Total adjustments                                       (61,020)       (349,690)
                                                    -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES               194,896         (91,048)
                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                       21,510             200
   Capital expenditures                                 (89,497)        (16,308)
   Investment purchased                                (988,096)       (989,627)
   Proceeds from sales of investments                 1,000,000       1,000,000
   Payments on License acquisition                       (6,935)         (6,451)
   Advances to licensees and franchisees             (1,092,284)     (1,029,663)
   Collections of advances to licensees
     and franchisees                                  1,137,159         944,241
                                                    -----------     -----------
   NET CASH (USED IN) INVESTING ACTIVITIES              (18,143)        (97,608)
                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                                      (172,701)       (172,701)
   Common stock repurchased                                  --              --
                                                    -----------     -----------
   NET CASH PROVIDED BY(USED IN)FINANCING ACTIVITIES   (172,701)       (172,701)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                      --             123
                                                    -----------     -----------

NET INCREASE (DECREASE) IN CASH                           4,052        (361,234)
   Cash at beginning of the period                      929,364       1,012,233
                                                    -----------     -----------
   Cash at the end of the period                    $   933,416     $   650,999
                                                    ===========     ===========
Supplemental disclosures of Cash Flow information
Cash paid during the period
   Income taxes                                     $     3,215     $    86,910
   Interest                                         $       565     $     1,048

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

    The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the
    Company's "expectations", "anticipation", "intentions", "beliefs", or "strategies" regarding the future. Forward looking statements include statements regarding revenue, margins, expenses, and earnings analysis with regard to the Company or with regard to the Company's licensees and franchisees for the remainder of fiscal 1999 and thereafter; improvement of, and growth in the number of, licensees and franchisees; future spending on marketing and product development strategy; the transaction with United Financial Adjusting Company described below; and liquidity and anticipated availability of cash for operations, acquisitions, or payment of dividends. All forward looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in this Report and in the Company's Form 10-K for the year ended June 30, 1998, including but not limited to the extent and nature of natural disasters in geographic areas serviced by the Company or by its licensees and franchisees; management decisions by insurance companies and self-insureds to increase or decrease the degree to which they contract for services offered by the Company, its licensees or franchisees; the Company's ability to identify and attract new qualified licensees and franchisees; the Company's ability to successfully manage offices reacquired from existing licensees and franchisees; and uninsured liability for acts or omissions of the Company's employees, licensees, or franchisees.

    In August 1998, the Company entered into a letter of intent (the "Letter of Intent") with United Financial Adjusting Company ("UFAC"), a wholly owned subsidiary of the Progressive Corporation ("Progressive"), whereby UFAC will purchase newly issued stock representing approximately 52% of the Company's voting securities. Following the purchase by UFAC, the Company's shareholders will be given the option to retain their shares and receive a cash distribution of $1.60 per share or to surrender their shares for a price of $2.90 per share. Up to an aggregate of 1,000,000 shares will be accepted for repurchase. UFAC will purchase the newly issued securities of the Company at a price of $1.30 per share and will not be entitled to receive the cash distribution of $1.60 per share. If the transaction contemplated by the Letter of Intent is consummated, UFAC, and therefore Progressive, will be able to elect a majority of the board of directors and therefore, will be able to control the business and affairs of the Company. Consummation of this transaction is subject to shareholder approval. The Company will provide its shareholders with a proxy statement containing a detailed description of the proposed transaction prior to the Company's next shareholder's meeting.

    FINANCIAL CONDITION

    The Company has historically financed its growth and on-going operations with cash generated from operations. In the quarter ended September 30, 1998, Company's operations generated $195,000 in cash.

    Compared to the last fiscal year, the most significant item affecting cash used by the Company's operations is the $340,000 decrease in accrued expenses. This decrease results from the payout of employee benefits and bonuses in the first quarter of this fiscal year.

    Through its capital investment program, the Company replaces obsolete or outdated equipment and invests in new equipment and furnishings to maintain or increase the productivity of the Company and its employees. The Company anticipates investing $200,000 to $300,000 in fiscal 1999 for equipment and furnishings pursuant to its capital investment program.

    Without giving effect to any extraordinary dividend payable should the Company consummate the transaction with UFAC contemplated in the Letter of Intent, management believes that the Company will be able to fund all of its cash requirements (i.e. current operations, capital asset acquisition, and the payment of dividends) from its current available cash as well as funds generated by its operations.

    The Company's ratio of current assets to current liabilities was 4.19 to 1 as of September 30, 1998 and 3.39 to 1 as of June 30, 1998.

    RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO 1997

    REVENUE

    The Company's revenue increased 10% or $149,000 to $1,633,000 in the current quarter from $1,484,000 in the same period of the prior fiscal year. The increase is a combined $96,000 increase in adjusting and risk management fees and a $53,000 increase in continuing licensee and franchisee fees.

    The increase of $96,000 in adjusting and risk management fees from $264,000 in the quarter ended September 30, 1997 to $360,000 in the quarter ended September 30, 1998 represents a 36% increase. The Company experienced an increase of $120,000 in adjusting fees in its Phoenix office, and decreases of $17,000 and $7,000 in adjusting fees from the Las Vegas/Henderson and Tucson offices, respectively. The increase in fees from the Phoenix office primarily reflects fees generated from a new client.

    The Company's revenue from continuing licensee and franchisee fees increased 4% or $53,000 from $1,220,000 in the quarter ended September 30, 1997 to $1,273,000 in the quarter ended September 30, 1998. This increase reflects the benefit to the Company's licensees and franchisees due to an increase in the use of their services by insurance companies and self-insureds resulting from a larger volume of claims and from a greater demand for the Company's services.

    The Company's revenue is affected by numerous factors including the work loads of other companies and claims presented by their clients. Therefore, the Company is unable to project its future revenue. The Company has historically seen growth in licensee and franchisee fees paid. However, during the prior fiscal year the Company experienced a decrease in revenue due primarily to the phase out of its business relationship with its then major client. The Company has responded to this loss by continuing to develop and implement sales and marketing efforts to take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees. For the quarter ended September 30, 1998, the Company successfully completed negotiations for national/regional relationships with three new clients and with one existing client for additional services. In addition, the Company believes that it will continue to realize growth as it adds additional qualified licensees and franchisees. Furthermore, the Company expects to continue to reflect revenue from its Phoenix, Tucson, and Las Vegas/ Henderson operations.

    COMPENSATION AND FRINGE BENEFITS

    Compensation and fringe benefits represent approximately 58% of the Company's costs and expenses and represent the largest single item of expense. These expenses increased 11% or $73,000 from $645,000 in the three months ended September 30, 1997 to $718,000 in the current quarter. This increase is the result of the addition of a Marketing Director in the second quarter of the last fiscal year, additional employees hired including temporary employees to handle increased work loads in the Corporate and Phoenix office, and cost of living, and merit increases given to employees.

    EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

    The Company's expenses other than compensation and fringe benefits increased $70,000 during the three months ended September 30, 1998 as compared to the same quarter of the prior fiscal year. The principal items affecting these expenses are a $40,000 increase in audit and accounting fees, a $15,000 increase in computer consulting fees, a $14,000 increase in directors fees, a $12,000 increase in insurance costs, and a $19,000 decrease in advertising and promotional expenses.

    The increase in audit and accounting fees reflects the Company's decision to outsource certain accounting functions that were previously performed in-house. The Company believes that this will enable it to more efficiently monitor compliance of the constantly changing state and federal laws and regulations. Furthermore, the Company incurred increased auditing and accounting consulting fees in the current quarter. The increase in computer consulting fees relates to the Company's planning for and utilization of improved technology to provide better services to its franchisees/licensees and clients. The increase in insurance costs results from an increase in the cost of insurance as well as increased coverage. The increase in directors fees reflects the greater number of directors meetings in the first quarter of this fiscal year due to consideration by the Board of the UFAC transaction. The decrease in advertising and promotional expenses reflects the purchase of promotional items in the first quarter of the prior fiscal year. The Company anticipates similar purchases in the second quarter of the current fiscal year. The balance of the Company's costs and expenses have not significantly changed from the same period of the prior year.

    INCOME TAXES

    The Company's income taxes were 39.5% of its income before taxes, or approximately the same as they were in the prior fiscal year. Changes made in the tax laws by various states and by the federal government have not had a material affect on the Company's current overall tax rates, however, this could change at any time.

    OTHER INCOME

    The Company's other income decreased $10,000 or 26% from $38,000 in the quarter ended September 30, 1997 to $28,000 in the current quarter. The most significant items affecting other income include a $7,000 decrease in interest income, and a loss on the sale of fixed assets of $5,000.

    NET INCOME

    The Company's net income for the quarter ended September 30, 1998, decreased $3,000 or 1% from $259,000 in the quarter ended September 30, 1997 to $256,000 in the current quarter. The most significant items affecting net income were a $149,000 increase in revenue, a $73,000 increase in compensation and fringe benefits, a $70,000 increase in expenses other than compensation and fringe benefits.

    RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO 1996

    REVENUE

    The Company's revenue decreased 10.8% or $180,000 to $1,484,000 in the current quarter from $1,664,000 in the same period of the prior fiscal year. The decrease is a combined $12,000 decrease in adjusting and risk management fees and a $168,000 decrease in continuing licensee and franchisee fees.

    The decrease of $12,000 in adjusting and risk management fees from $275,000 in the quarter ended September 30, 1996 to $263,000 in the quarter ended September 30, 1997 represents a 4.4% decrease. A substantial portion of this decrease is related to a major storm that occurred in mid August 1996 in the Phoenix, Arizona metropolitan area where the Company's main offices are located. Claims resulting from this storm provided the Company with $80,000 in adjusting services revenue in the quarter ended September 30, 1996. The
    Company did however, experience a $5,000 increase in fees in its Tucson office as compared to the same period in the previous fiscal year.

    Furthermore, the Company's Las Vegas/Henderson office, which was acquired in the last quarter of the prior fiscal year from a former licensee, provided $87,000 in adjusting fees during the current quarter.

    The Company's revenue from continuing licensee and franchisee fees decreased 12% or $168,000 from $1,388,000 in the quarter ended September 30, 1996 to $1,220,000 in the quarter ended September 30, 1997. This decrease reflects the loss of revenue attributed to a client that contributed 18.8% to the continuing licensee and franchisee fees in fiscal 1997. In June 1997, this client elected to place its adjusting service needs with other vendors. This will be reflected in the Company's 1998 fiscal year.

    The Company's revenue is affected by numerous factors including the work loads of other companies and claims presented by their clients. Therefore, the Company is unable to project its future revenue. The Company has historically seen growth in licensee and franchisee fees paid. However, during the current fiscal year the Company has seen a decrease in revenue due primarily to the phase out of its business relationship with its major client. The Company has responded to this loss of revenue by developing and implementing sales and marketing efforts to take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees, and anticipates that over time the lost business will be replaced. In addition, the Company believes that it will continue to realize growth as it adds additional qualified licensees and franchisees. Furthermore, the Company expects to continue to reflect revenue from its Tucson and Las Vegas operations.

    COMPENSATION AND FRINGE BENEFITS

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

    NET INCOME

    The Company's net income for the quarter ended September 30, 1997, decreased $83,000 or 24% from $342,000 in the quarter ended September 30, 1996 to $259,000 in the current quarter. The most significant items affecting net income were the $180,000 decrease in revenue, the $41,000 decrease in expenses other than compensation and fringe benefits and the $54,000 decrease in income.

    YEAR 2000 COMPLIANCE

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

    The Company expects that the cost of analysis and development and implementation of a plan to address its Year 2000 issues will not exceed $175,000. The Company's estimate reflects assumptions regarding the extent of the Year 2000 issues embodied in the Company's operations and facilities, the availability and cost of personnel trained in this area, the compliance plans of third parties, and similar uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issue, and in particular, the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially from those anticipated. If the Company is unable to address the Year 2000 issues successfully, or in a timely fashion, the Company may need to devote more resources to the process and additional costs may be incurred. This could have a material adverse effect on the Company's results of operations. The Company has purchased insurance that may offset certain losses to the Company for claims based upon non-compliance with Year 2000 issues.

PART II - OTHER INFORMATION

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



                                        FRONTIER ADJUSTERS OF AMERICA, INC.



Date:   November 11, 1998               /s/   William J. Rocke
      -----------------------           ----------------------------------------
                                        William J. Rocke, Chief Executive
                                        Officer/Chairman of the Board,
                                        Acting Chief Financial Officer, Director




Date:   November 11, 1998               /s/   Jean E. Ryberg
      -----------------------           ----------------------------------------
                                        Jean E. Ryberg, President, Director