Form 10-Q
period 1998-12-31
FRONTIER ADJUSTERS OF AMERICA INC
filed 1999-02-12
CIK 735349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____________ to _____________

Commission File Number    1-12902


                       FRONTIER ADJUSTERS OF AMERICA, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            ARIZONA                                     86-0477573
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                     45 East Monterey Way, Phoenix, AZ 85012
                     ---------------------------------------
                    (Address of principal executive offices)


                                 (602) 264-1061
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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


Number of shares of Common Stock outstanding on February 5, 1999       4,605,358
                                                                       ---------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                               December 31, 1998   June 30, 1998
                                               -----------------   -------------
                                                 (unaudited)            (*)
                                     ASSETS
CURRENT ASSETS
 Cash                                             $   644,423       $   929,364
 Investments                                        1,295,206         1,289,519
 Receivables                                        1,529,915         1,582,020
 Prepaid expenses                                     265,820           317,454
 Other                                                378,105           439,638
                                                  -----------       -----------
      TOTAL CURRENT ASSETS                          4,113,469         4,557,995
                                                  -----------       -----------

PROPERTY AND EQUIPMENT                              2,600,205         2,543,631
 Less accumulated depreciation and
   amortization                                      (872,214)         (819,302)
                                                  -----------       -----------
                                                    1,727,991         1,724,329
                                                  -----------       -----------
OTHER ASSETS
 Cost of subsidiary in excess of net
   tangible assets acquired                           213,817           213,817
 Less accumulated amortization                       (180,285)         (179,129)
                                                  -----------       -----------
                                                       33,532            34,688
 Receivables (Long term)                              400,000           431,000
 Investments (Long term)                              694,937           694,724
 Other                                                314,215           357,964
                                                  -----------       -----------
                                                    1,442,684         1,518,376
                                                  -----------       -----------
      TOTAL ASSETS                                $ 7,284,144       $ 7,800,700
                                                  ===========       ===========
                                 LIABILITIES

CURRENT LIABILITIES
 Accounts payable                                 $    56,188       $    62,118
 Accrued expenses                                     293,128           513,365
 Franchisee/licensee remittance payable                    --           545,830
 Current portion long term liability                   19,465            28,509
 Other                                                200,248           193,684
                                                  -----------       -----------
      TOTAL CURRENT LIABILITIES                       569,029         1,343,506
                                                  -----------       -----------

LONG TERM LIABILITY                                        --             4,953

STOCKHOLDERS' EQUITY
 Common stock                                          47,820            47,820
 Additional paid in capital                         2,148,470         2,148,470
 Treasury stock                                      (529,584)         (529,584)
 Other                                                 49,760            49,600
 Retained earnings                                  4,998,649         4,735,935
                                                  -----------       -----------
                                                    6,715,115         6,452,241
                                                  -----------       -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $ 7,284,144       $ 7,800,700
                                                  ===========       ===========
* Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                     Six Months Ended        Three Months Ended
                                       December 31,             December 31,
                                  ---------------------    ---------------------
                                    1998        1997          1998        1997
                                    ----        ----          ----        ----
REVENUE
 Continuing licensee and
   franchisee fees               $2,458,500  $2,341,906   $1,185,377  $1,121,804
 Adjusting and Risk Management
  fees                              698,982     553,044      338,736     289,438
                                 ----------  ----------   ----------  ----------
                                  3,157,482   2,894,950    1,524,113   1,411,242
                                 ----------  ----------   ----------  ----------
COST AND EXPENSES
 Compensation and employee
   benefits                       1,417,784   1,324,151      700,018     679,103
 Office                             202,925     182,419      107,410      88,270
 Advertising and promotion          108,790     124,583       68,203      64,582
 Depreciation and amortization      127,487     125,097       65,012      63,740
 Provision for doubtful accounts     96,000      96,000       48,000      48,000
 Other                              548,752     334,770      275,046     147,701
                                 ----------  ----------   ----------  ----------
                                  2,501,738   2,187,020    1,263,689   1,091,396
                                 ----------  ----------   ----------  ----------
INCOME FROM OPERATIONS              655,744     707,930      260,424     319,846
                                 ----------  ----------   ----------  ----------
OTHER INCOME (EXPENSE)
 Interest income                     57,275      69,850       27,841      33,384
 Other (Net)                          6,333      35,108        7,824      33,429
                                 ----------  ----------   ----------  ----------
 TOTAL OTHER INCOME (EXPENSE)        63,608     104,958       35,665      66,813
                                 ----------  ----------   ----------  ----------
 INCOME BEFORE INCOME TAXES         719,352     812,888      296,089     386,659

INCOME TAXES                        283,937     319,855      116,590     152,268
                                 ----------  ----------   ----------  ----------
   NET INCOME                    $  435,415  $  493,033   $  179,499  $  234,391
                                 ==========  ==========   ==========  ==========
EARNINGS PER SHARE
 Basic                           $      .09  $      .11   $      .04  $      .05
                                 ==========  ==========   ==========  ==========
 Diluted                         $      .09  $      .11   $      .04  $      .05
                                 ==========  ==========   ==========  ==========
WEIGHTED AVERAGE SHARES
 OUTSTANDING
 Basic                            4,605,358   4,605,358    4,605,358   4,605,358
                                 ==========  ==========   ==========  ==========
 Diluted                          4,607,261   4,616,702    4,605,358   4,628,045
                                 ==========  ==========   ==========  ==========


The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)


                                   Six Months Ended       Three Months Ended
                                     December 31,           December 31,
                                ---------------------     --------------------
                                   1998        1997         1998       1997
                                   ----        ----         ----       ----
NET INCOME                      $ 435,415   $ 493,033    $ 179,499   $ 234,391
                                ---------   ---------    ---------   ---------
Other Comprehensive Income,
  net of tax:
   Foreign currency translation
    adjustments                        --          75           --          --
   Unrealized gain (loss) on
    securities                        160     (32,640)      28,131     (38,071)
                                ---------   ---------    ---------   ---------
                                      160     (32,565)      28,131     (38,071)
                                ---------   ---------    ---------   ---------
COMPREHENSIVE INCOME            $ 435,575   $ 460,468    $ 207,630   $ 196,320
                                =========   =========    =========   =========

The accompanying notes are an integral part of these condensed statements

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                         1998           1997
                                                         ----           ----
NET INCOME                                           $   435,415    $   493,033
                                                     -----------    -----------
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization:
    Operations                                           127,487        125,048
    Other                                                    546          1,092
  Gain on sale of investments                                 --         (4,042)
  Loss (Gain) on disposition of property
    and equipment                                          3,640           (120)
  Bad Debt Expense                                        96,000         96,000
Change in assets and liabilities:
 (Increase) decrease in:
   Receivables                                            (9,142)        90,342
   Prepaid expenses                                       51,634         35,944
   Other                                                  33,725        (71,656)
 Increase (decrease) in:
   Accounts payable                                       (5,930)          (864)
   Accrued expenses                                     (220,237)       139,833
   Franchisee and licensee remittance payable           (545,830)        21,960
   Other                                                   6,461       (506,972)
                                                     -----------    -----------
  Total adjustments                                     (461,646)       (73,435)
                                                     -----------    -----------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES         (26,231)       419,598
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (117,191)       (60,183)
  Investments purchased                               (1,977,829)      (989,627)
  Proceeds from sales of investments                   2,000,000      1,040,000
  Proceeds on sale of fixed assets                        26,761            200
  License acquisition                                         --             --
  Payments on License acquisition                        (13,997)       (13,021)
  Advances to licensees and franchisees               (2,237,113)    (2,048,708)
  Collections of advances to licensees
    and franchisees                                    2,233,360      1,875,642
                                                     -----------    -----------
NET CASH (USED IN) INVESTING ACTIVITIES                  (86,009)      (195,697)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                        (172,701)      (345,403)
  Common stock repurchased                                    --             --
                                                     -----------    -----------
NET CASH (USED IN) FINANCING ACTIVITIES                 (172,701)      (345,403)
                                                     -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       --            125

NET INCREASE (DECREASE) IN CASH                         (284,941)      (121,377)
  Cash at beginning of the period                        929,364      1,012,233
                                                     -----------    -----------
  Cash at the end of the period                      $   644,423    $   890,856
                                                     ===========    ===========
Supplemental disclosures of Cash Flow information
  Cash paid during the period
  Income taxes                                       $   221,060    $   377,887
  Interest                                           $     1,003    $     1,980

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

    The dilutive effect on weighted average shares outstanding is due to stock options in the amounts of 43,435 and 186,870 for the six months ended December 31, 1998 and 1997, respectively and 0 and 186,870 for the three months ended December 31, 1998 and 1997, respectively.

    The results of operations for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

(2) PREFERRED STOCK

    During November 1998, the Board of Directors approved the issuance of up to 6,000,000 shares of convertible preferred stock.

(3) FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 130, REPORTING COMPREHENSIVE INCOME

    Effective September 30, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, REPORTING COMPREHENSIVE INCOME. Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in the full set of financial statements. Accordingly, the Company's comprehensive income was $436,000 and $460,000 for the six months ended December 31, 1998 and 1997, respectively, and $208,000 and $196,000 for the three months ended December 31, 1998 and 1997, respectively.

ITEM2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's "expectations", "anticipation", "intentions", "beliefs", or "strategies" regarding the future. Forward looking statements include statements regarding revenue, margins, expenses, and earnings analysis with regard to the Company or with regard to the Company's licensees and franchisees for the remainder of fiscal 1999 and thereafter; improvement of, and growth in the number of, licensees and franchisees; future spending on marketing and product development strategy; the transaction with United Financial Adjusting Company described below; statements regarding Year 2000 readiness; and liquidity and anticipated availability of cash for operations, acquisitions, or payment of dividends. All forward looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in this Report and any other reports on file with the SEC, including but not limited to the extent and nature of natural disasters in geographic areas serviced by the Company or by its licensees and franchisees; management decisions by insurance companies and self-insureds to increase or decrease the degree to which they contract for services offered by the Company, its licensees or franchisees; the Company's ability to identify and attract new qualified licensees and franchisees; the Company's ability to successfully manage offices reacquired from existing licensees and franchisees; and uninsured liability for acts or omissions of the Company's employees, licensees, or franchisees.

In November 1998, the Company entered into a definitive agreement (the "Agreement") with United Financial Adjusting Company ("UFAC"), a wholly owned subsidiary of the Progressive Corporation ("Progressive"), whereby UFAC will purchase newly issued stock representing a minimum of 52% of the Company's voting securities. Following the purchase by UFAC, the Company's shareholders will be given the option to retain their shares and receive a cash distribution of $1.60 per share or to surrender their shares for a price of $2.90 per share. Up to an aggregate of 1,000,000 shares will be accepted for repurchase. UFAC will purchase the newly issued securities of the Company at a price of $1.30 per share and will not be entitled to receive the cash distribution of $1.60 per share. If the transaction contemplated in the Agreement is consummated, UFAC, and therefore Progressive, will be able to elect a majority of the board of directors and therefore, will be able to control the business and affairs of the Company. Consummation of this transaction is subject to shareholder approval. The Company will provide its shareholders with a proxy statement containing a detailed description of the proposed transaction prior to the Company's next shareholders' meeting.

FINANCIAL CONDITION

The Company has historically financed its growth and ongoing operations with cash generated from operations. In the six months ended December 31, 1998, the Company's operations used $26,000 in cash.

During the six months ended December 31, 1998, the most significant items affecting cash used by the Company's operations are the decreases of $220,000 in accrued expenses and $546,000 in franchisee and licensee remittance payable. The decrease in accrued expenses results from the payout of employee benefits and bonuses in the first quarter of this fiscal year. The decrease in remittance payable reflects the timing difference of payout dates to the period end. The six months ended December 31, 1998 fell on the date of remittance payout to the franchisees and licensees.

Through its capital investment program, the Company replaces obsolete or outdated equipment and invests in new equipment and furnishings to maintain or increase the productivity of the Company and its employees. The Company anticipates investing $200,000 to $300,000 in fiscal 1999 for equipment and furnishings pursuant to its capital investment program.

Without giving effect to any extraordinary dividend payable should the Company consummate the transaction with UFAC in connection with the Agreement, management believes that the Company will be able to fund all of its cash requirements (i.e. current operations, capital asset acquisition, and the payment of dividends) from its current available cash as well as funds generated by its operations.

The Company's ratio of current assets to current liabilities was 7.23 to 1 as of December 31, 1998 and 3.39 to 1 as of June 30, 1998.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1997

REVENUE

The Company's revenue increased 9% or $262,000 to $3,157,000 during the six months ended December 31, 1998 from $2,895,000 in the same period of the prior fiscal year. This increase represents a combined $146,000 increase in adjusting and risk management fees and a $116,000 increase in continuing licensee and franchisee fees.

The increase of $146,000 in adjusting and risk management fees from $553,000 in the six months ended December 31, 1997 to $699,000 for the six months ended December 31, 1998 represents a 26% increase. The Company experienced an increase of $211,000 in adjusting fees in its Phoenix office, and decreases of $49,000 and $16,000 in adjusting fees from the Las Vegas/Henderson and Tucson offices, respectively. The increase in fees from the Phoenix office primarily reflects fees generated from a new client.

The Company's revenue from continuing licensee and franchisee fees increased 5% or $116,000 from $2,342,000 in the six months ended December 31, 1997 to $2,458,000 in the six months ended December 31, 1998. This increase reflects the benefit to the Company's licensees and franchisees due to an increase in the use of their services by insurance companies and self-insured resulting from a larger volume of claims and from a greater demand for the Company's services.

The Company's revenue is affected by numerous matters including the work loads of other companies and claims presented by their clients. Therefore, the Company, is unable to project its future revenue. The Company has historically seen growth in licensee and franchisee fees paid. However, during the prior fiscal year the Company experienced a decrease in revenue due primarily to the phase out of its business relationship with its then major client. The Company has responded to this loss by continuing to develop and implement sales and marketing efforts to take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees. For the six months ended December 31, 1998, the Company successfully completed negotiations for national/regional relationships with three new clients and with one existing client for additional services. Furthermore, the Company expects to continue to reflect revenue from its Phoenix, Tucson, and Las Vegas/Henderson operations.

COMPENSATION AND FRINGE BENEFITS

Compensation and fringe benefits represent approximately 57% of the Company's costs and expenses and represent the largest single item of expense. These expenses increased 7% or $94,000 from $1,324,000 in the six months ended December 31, 1997 to $1,418,000 in the current six month period. This increase is the result of the additional employees hired including temporary employees to handle increased work loads in the Corporate and Phoenix office as well as cost of living and merit increases given to employees. Furthermore, certain adjusters in the Phoenix office are compensated by commission based on their adjusting services. As the adjusting fees in the Phoenix office increase, the wages paid to these adjusters also increase.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

The Company's expenses other than compensation and fringe benefits increased $221,000 during the six months ended December 31, 1998 as compared to the same period of the prior fiscal year. The principal items affecting these expenses are an $86,000 increase in legal fees, a $69,000 increase in audit and accounting fees, a $27,000 increase in insurance costs, and a $21,000 increase in office expenses.

The increase in legal fees reflects the Company's increased need for legal services in preparation for the proposed UFAC transaction. The increase in audit and accounting fees reflects the Company's decision to outsource certain income tax and financial reporting functions that were previously performed in-house. The Company believes this will enable it to more efficiently monitor compliance of the constantly changing state and federal laws and regulations. Furthermore, the Company has incurred additional accounting fees in preparation for the proposed UFAC transaction. The increased insurance costs reflect an increase in the cost of insurance as well as expanded coverage. The balance of Company's costs have not changed significantly from the same period of the prior year.

INCOME TAXES

The Company's income taxes for the six months ended December 31, 1998 were 39.5% of its income before taxes, or approximately the same as they were in the prior fiscal year. Changes made in the tax laws by various states and by the federal government have not had a material effect on the Company's current overall tax rates; however, there is no assurance that such changes will not occur in the future.

OTHER INCOME

The Company's other income decreased $41,000 or 39% from $105,000 in the six months ended December 31, 1997 to $64,000 in the current six month period. The most significant items affecting other income are decreases in dividend and interest income of $23,000 and $13,000, respectively.

NET INCOME

The Company's net income for the six months ended December 31, 1998 decreased $58,000 or 12% from $493,000 in the six months ended December 31, 1997 to $435,000 in the current period. The most significant items affecting net income were a $262,000 increase in revenue, a $94,000 increase in compensation and benefits, a $221,000 increase in expenses other than compensation and fringe benefits, and a decrease of $41,000 in other income.

COMPREHENSIVE INCOME

Effective September 30, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, REPORTING COMPREHENSIVE INCOME. Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in the full set of financial statements. Accordingly, the Company's comprehensive income for the six months ended December 31, 1998 and 1997 was $436,000 and $460,000, respectively.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

REVENUE

The Company's revenue increased 8% or $113,000 to $1,524,000 in the current quarter from $1,411,000 in the same period of the prior fiscal year. This increase is a combined $50,000 increase in adjusting and risk management fees and a $63,000 increase in continuing licensee and franchisee fees.

The increase of $50,000 in adjusting and risk management fees from $289,000 in the three months ended December 31, 1997 to $339,000 in the three months ended December 31, 1998 represents a 17% increase. The Company experienced an increase of $91,000 in adjusting fees in its Phoenix office and decreases of $32,000 and $9,000 in adjusting fees from the Las Vegas/Henderson and Tucson offices, respectively. The increase in fees from the Phoenix office primarily reflects fees generated from a new client.

The Company's revenue from continuing licensee and franchisee fees increased 6% or $63,000 from $1,122,000 in the three months ended December 31, 1997 to $1,185,000 in the three months ended December 31, 1998. This increase reflects the benefit to the Company's licensees and franchisees due to an increase in the use of their services by insurance companies and self-insureds resulting from a larger volume of claims and from a greater demand for the Company's services.

The Company's revenue is affected by numerous factors including the work loads of other companies and claims presented by their clients. Therefore, the Company is unable to project its future revenue. The Company has historically seen growth in licensee and franchisee fees paid. However, during the prior fiscal year the Company experienced a decrease in revenue due primarily to the phase out of its business relationship with its then major client. The Company has responded to this loss by continuing to develop and implement sales and marketing efforts to take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees. In addition, the Company believes that it will continue to realize growth as it adds additional qualified licensees and franchisees. Furthermore, the Company expects to continue to reflect revenue from its Phoenix, Tucson, and Las Vegas/Henderson operations.

COMPENSATION AND FRINGE BENEFITS

Compensation and fringe benefits represent approximately 55% of the Company's costs and expenses and represent the largest single item of expense. These expenses increased 3% or $21,000 from $679,000 in the three months ended December 31, 1997 to $700,000 in the current quarter. This increase is the result of the additional employees hired including temporary employees to handle increased work loads in the Corporate and Phoenix office as well as cost of living and merit increases given to employees. Furthermore, certain adjusters in the Phoenix office are compensated by commission based on their adjusting services. As the adjusting fees in the Phoenix office increase, the wages paid to these adjusters also increase.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

The Company's expenses other than compensation and fringe benefits increased $152,000 during the three months ended December 31, 1998 as compared to the same quarter in the prior fiscal year. The principal items affecting these expenses are an $80,000 increase in legal fees, a $29,000 increase in audit and accounting fees, a $19,000 increase in office expenses, and a $15,000 increase in insurance costs.

The increase in legal fees reflects the Company's increased need for legal services in preparation for the proposed UFAC transaction. The increase in audit and accounting fees reflects the Company's decision to outsource certain income tax and financial reporting functions that were previously performed in-house. The Company believes this will enable it to more effectively monitor compliance of the constantly changing state and federal laws and regulations. Furthermore, the Company has incurred additional accounting fees in preparation for the proposed UFAC transaction. The increased insurance costs reflect an increase in the cost of insurance as well as expanded coverage. The balance of Company's costs have not changed significantly from the same period of the prior year.

INCOME TAXES

The Company's income taxes were 39.4% of its income before taxes, or approximately the same as they were in the prior fiscal year. Changes made in the tax laws by various states and by federal government did not have a material effect on the Company's current overall tax rates; however, this could change at any time.

OTHER INCOME

The Company's other income decreased $31,000 or 46% from $67,000 in the quarter ended December 31, 1997 to $36,000 in the current quarter. The most significant items affecting other income include a decrease in dividend income of $23,000 and a $6,000 decrease in interest income.

NET INCOME

The Company's net income for the quarter ended December 31, 1998, decreased $55,000 or 24% from $234,000 in the quarter ended December 31, 1997 to $179,000 in the current quarter. The most significant items affecting net income were a $113,000 increase in revenue, a $152,000 increase in expenses other than compensation and fringe benefits, a $31,000 decrease in other income, and a $21,000 increase in compensation and fringe benefits.

COMPREHENSIVE INCOME

Effective September 30, 1998, the Company adopted Financial Accounting Standards Boards (FASB) Statement No. 130, REPORTING COMPREHENSIVE INCOME. Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in the full set of financial statements. Accordingly, the Company's comprehensive income for the three months ended December 31, 1998 and 1997 was $208,000 and $196,000 respectively.

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

To date the Company has examined both its information technology and non-information technology systems. The Company has determined that certain of the software used by the Company is not Year 2000 compliant. The Company has identified and purchased upgraded software that is Year 2000 compliant. In addition, the Company is currently updating all custom software so that it is Year 2000 compliant. A full-time programmer is dedicating all of her efforts to this project. The Company expects to complete these upgrades by June 30, 1999. The Company has also tested its computer servers internally, and an external party will test these systems shortly. The Company hopes to finish its testing of internal systems by April, 1999.

All of the Company's personal computers that need to be Year 2000 compliant have been updated. The Company's phone system has also been updated to be Year 2000 compliant. The Company has determined that its alarm, heating, and air conditioning systems will not be affected by the Year 2000. The Company has completed an analysis of the Company's operations to identify the remaining Year 2000 issues embodied in its operations and facilities and is developing a plan to resolve such issues. The Company expects to complete the formal plan of resolution by March 31, 1999.

Certain software products sold by the Company to certain of its licensees and franchisees in prior years are not Year 2000 compliant. A partial upgrade to accommodate current policy dates on or after the Year 2000 has already been developed and distributed to franchisees free of charge. The Company's computer staff is developing an upgrade of the software that will be Year 2000 compliant. The Company expects to complete development of the final Year 2000 compliant version of its software by March 31, 1999. The Company will distribute this version to purchasers of the non-compliant version, free of charge. The Company does not anticipate that the cost of this upgrade will be material to the Company's operations.

Members of the Company's computer staff have sent Year 2000 readiness surveys to the Company's customers and vendors to determine the status of such customers' and vendors' computer systems for Year 2000 compliance. None of the responses received thus far have indicated any major problems. As the Company identifies potential problems, it will determine the steps necessary to minimize disruptions due to failures in Year 2000 compliance by its customers and/or vendors.

The Company expects that the cost of analysis and development and implementation of a plan to address its Year 2000 issues will not exceed $225,000. The Company's estimate reflects assumptions regarding the extent of the Year 2000 issues embodied in the Company's operations and facilities, the availability and cost of personnel trained in this area, the compliance plans of third parties, and similar uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issue, and in particular, the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially from those anticipated. If the Company is unable to address the Year 2000 issues successfully, or in a timely fashion, the Company may need to devote more resources to the process and additional costs may be incurred. This could have a material adverse effect on the Company's results of operations. The Company has purchased insurance that may offset certain losses to the Company for claims based upon non-compliance with Year 2000 issues.

In its reasonable likely worst case Year 2000 scenario, the Company anticipates that the software which it uses, despite the completion of upgrades, will still fail to be Year 2000 compliant. In addition, it is possible that the software sold by the Company to certain of its licensees and franchisees will not become Year 2000 compliant despite the Company's efforts to upgrade this software. Finally, the Company anticipates the possibility that its customers' and vendors' systems will not be Year 2000 compliant. In the event that any of these scenarios materialize, the Company expects that it would experience problems processing transactions and remitting checks to licensees and franchisees. Licensees and franchisees would experience a slow-down in their processing of paperwork.

In the event that the steps being implemented by the Company fail to avoid problems associated with the Year 2000, the Company is currently developing its contingency plans. Such plans may include the immediate purchase of replacement hardware or software at the beginning of the Year 2000, the switching of vendors who supply goods or services to the Company, or other alternatives. In addition, the Company plans to purchase a back-up power generator in 1999 to prepare for the unlikely event of a power grid failure. The Company anticipates that its contingency plans will be completed no later than July 1999.

PART II OTHER INFORMATION

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


                           FRONTIER ADJUSTERS OF AMERICA, INC.



Date: February 12, 1999    /s/ William J. Rocke
                           -----------------------------------------------------
                           William J. Rocke, Chief Executive Officer/Chairman of
                           the Board, Acting Chief Financial Officer, Director


Date: February 12, 1999    /s/ Jean E. Ryberg
                           -----------------------------------------------------
                           Jean E. Ryberg, President, Director