Form 10-Q/A
period 1998-09-30
FRONTIER ADJUSTERS OF AMERICA INC
filed 1999-03-12
CIK 735349

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period __________________ to ____________________

     Commission File Number  1-12902
                           ------------


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


                     45 East Monterey Way, Phoenix, AZ 85012
                    ----------------------------------------
                    (Address of principal executive offices)


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

                            Yes   X        No
                                -----         -----

Number of shares of Common Stock outstanding on November 9, 1998       4,605,358

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                             September 30, 1998    June 30, 1998
                                             ------------------    -------------
                                                 (unaudited)             (*)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                  $   933,416           $   929,364
   Investments                                  1,243,831             1,289,519
   Receivables                                  1,570,145             1,582,020
   Prepaid expenses                               300,788               317,454
   Other                                          289,905               439,638
                                              -----------           -----------
      TOTAL CURRENT ASSETS                      4,338,085             4,557,995
                                              -----------           -----------
PROPERTY AND EQUIPMENT                          2,582,270             2,543,631
   Less accumulated depreciation and
     amortization                                (835,502)             (819,302)
                                              -----------           -----------
                                                1,746,768             1,724,329
                                              -----------           -----------
OTHER ASSETS
   Cost of subsidiary in excess
     of net tangible assets acquired              213,817               213,817
   Less accumulated amortization                 (179,707)             (179,129)
                                              -----------           -----------
                                                   34,110                34,688
   Receivables (Long term)                        376,000               431,000
   Investments (Long term)                        694,831               694,724
   Other                                          336,090               357,964
                                              -----------           -----------
                                                1,441,031             1,518,376
                                              -----------           -----------
      TOTAL ASSETS                            $ 7,525,884           $ 7,800,700
                                              ===========           ===========

                                  LIABILITIES
CURRENT LIABILITIES
   Accounts payable                           $    83,166           $    62,118
   Accrued expenses                               173,400               513,365
   Franchisee/licensee remittance payable         573,089               545,830
   Current Portion Long Term Liability             26,527                28,509
   Other                                          162,142               193,684
                                              -----------           -----------
      TOTAL CURRENT LIABILITIES                 1,018,324             1,343,506
                                              -----------           -----------
LONG TERM LIABILITY                                    --                 4,953
                                              -----------           -----------
STOCKHOLDERS' EQUITY
   Common stock                                    47,820                47,820
   Additional paid in capital                   2,148,470             2,148,470
   Treasury stock                                (529,584)             (529,584)
   Other                                           21,703                49,600
   Retained earnings                            4,819,151             4,735,935
                                              -----------           -----------
                                                6,507,560             6,452,241
                                              -----------           -----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $ 7,525,884           $ 7,800,700
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

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



                                                           1998           1997
                                                        ---------      ---------

NET INCOME                                              $ 255,916      $ 258,642
                                                        ---------      ---------

Other Comprehensive Income (net of tax)
   Foreign currency translation adjustments                    --             75
   Unrealized gain (loss) on securities                   (27,897)         5,456
                                                        ---------      ---------
                                                          (27,897)         5,531
                                                        ---------      ---------
COMPREHENSIVE INCOME                                    $ 228,019      $ 264,173
                                                        =========      =========

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

    The dilutive effect on weighted average shares outstanding is due to stock options in the amount of 43,435 for the three months ended September 30, 1998. No stock options were dilutive for three months ended September 30, 1997.

(2) FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 130 REPORTING COMPREHENSIVE INCOME

    Effective September 30, 1998, the Company adopted Financial Accounting Standard Boards (FASB) Statement No. 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes standards for reporting and displaying comprehensive income and its components in the full set of financial statements. Accordingly, the Company's comprehensive income was $228,000 and $264,000 for the three months ended September 30, 1998 and 1997, respectively.

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

    The Company's ratio of current assets to current liabilities was 4.26 to 1 as of September 30, 1998 and 3.39 to 1 as of June 30, 1998.

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

    COMPENSATION AND FRINGE BENEFITS

    Compensation and fringe benefits represent approximately 58% of the Company's costs and expenses during the three months ended September 30, 1998 and represent the largest single item of expense. These expenses increased 11% or $73,000 from $645,000 in the three months ended September 30, 1997 to $718,000 in the current quarter. This increase is the result of the addition of a Marketing Director in the second quarter of the last fiscal year, additional employees hired including temporary employees to handle increased work loads in the Corporate and Phoenix office, and cost of living, and merit increases given to employees.

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

    NET INCOME

    The Company's net income for the quarter ended September 30, 1998, decreased $3,000 or 1% from $259,000 in the quarter ended September 30, 1997 to $256,000 in the current quarter. The most significant items affecting net income were a $149,000 increase in revenue, a $73,000 increase in compensation and fringe benefits, and a $70,000 increase in expenses other than compensation and fringe benefits.

    COMPREHENSIVE INCOME

    Effective September 30, 1998, the Company adopted Financial Accounting Standard Board (FASB) Statement No. 130, REPORTING COMPREHENSIVE INCOME. Accordingly, the Company's comprehensive income was $228,000 and $264,000 for the three months ended September 30, 1998 and 1997, respectively. This decrease in comprehensive income was due primarily to a drop this quarter in the market value of the Company's available for sale securities.

    RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO 1996

    REVENUE

    The Company's revenue decreased 10.8% or $180,000 to $1,484,000 in the three months ended September 30, 1997 from $1,664,000 in the same period of the prior fiscal year. The decrease is a combined $12,000 decrease in adjusting and risk management fees and a $168,000 decrease in continuing licensee and franchisee fees.

    The decrease of $12,000 in adjusting and risk management fees from $275,000 in the quarter ended September 30, 1996 to $263,000 in the quarter ended September 30, 1997 represents a 4.4% decrease. A substantial portion of this decrease is related to a major storm that occurred in mid August 1996 in the Phoenix, Arizona metropolitan area where the Company's main offices are located. Claims resulting from this storm provided the Company with $80,000 in adjusting services revenue in the quarter ended September 30, 1996. The
    Company did however, experience a $5,000 increase in fees in its Tucson office as compared to the same period in the previous fiscal year. Furthermore, the Company's Las Vegas/Henderson office, which was acquired in the last quarter of the 1997 fiscal year from a former licensee, provided $87,000 in adjusting fees during the three months ended September 30, 1997.

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

    The Company's revenue is affected by numerous factors including the work loads of other companies and claims presented by their clients. Therefore, the Company is unable to project its future revenue. The Company has historically seen growth in licensee and franchisee fees paid. However, during the 1998 fiscal year the Company has seen a decrease in revenue due primarily to the phase out of its business relationship with its major client. The Company has responded to this loss of revenue by developing and implementing sales and marketing efforts to take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees, and anticipates that over time the lost business will be replaced. In addition, the Company believes that it will continue to realize growth as it adds additional qualified licensees and franchisees. Furthermore, the Company expects to continue to reflect revenue from its Tucson and Las Vegas operations.

    COMPENSATION AND FRINGE BENEFITS

    Compensation and fringe benefits represented approximately 59% of the Company's costs and expenses during the three months ended September 30, 1997 and represent the largest single item of expense. These expenses decreased 1% or $6,000 from $651,000 in the three months ended September 30, 1996 to $645,000 in the three months ended September 30, 1997.

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

    OTHER INCOME

    The Company's other income decreased $6,000 or 14% from $44,000 in the quarter ended September 30, 1996 to $38,000 in the quarter ended September 30, 1997. The most significant items affecting other income include a $3,000 decrease in the sales of computer software to the Company's licensees and franchisees and a $1,000 increase in expenses related to rental property.

    NET INCOME

    The Company's net income for the quarter ended September 30, 1997, decreased $83,000 or 24% from $342,000 in the quarter ended September 30, 1996 to $259,000 in the quarter ended September 30, 1997. The most significant items affecting net income were the $180,000 decrease in revenue, the $41,000 decrease in expenses other than compensation and fringe benefits and the $54,000 decrease in income.

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

    The Company is examining both its information technology and non-information technology systems. To date, the Company has determined that certain of the software used by the Company is not Year 2000 compliant. The Company has identified and purchased upgraded software that is Year 2000 compliant. In addition, the Company is currently updating all custom software so that it is Year 2000 compliant. The Company is also testing its computer servers internally and plans to have them tested by an external party in the third quarter of this fiscal year. The Company hopes to finish testing of internal systems by April, 1999 and expects to complete these upgrades by June 30, 1999.

    All of the Company's personal computers that need to be Year 2000 compliant are currently being updated. The Company expects to complete these updates by December 31, 1998. The Company has updated its phone system to be Year 2000 compliant. The Company is in the process of determining whether its alarm, heating, and air conditioning systems will be affected by the Year 2000. The Company is finalizing arrangements with a consulting firm to undertake a complete analysis of the Company's operations to identify the remaining Year 2000 issues embodied in its operations and facility, and to develop a plan to resolve such issues. The Company expects this analysis to begin during the second quarter of this fiscal year and to be completed by December 31, 1998. Thereafter, the Company will resolve such issues.

    Certain software products sold by the Company to certain of its licensees and franchisees in prior years are not Year 2000 compliant. The Company's computer staff is developing an upgrade of the software that will be Year 2000 compliant. The Company expects to complete development of the Year 2000 compliant version of its software by March 31, 1999. The Company will distribute this version to purchasers of the non-compliant version, free of charge. The Company does not anticipate that the cost of this upgrade will be material to the Company's operations.

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

    In its reasonable likely worst case Year 2000 scenario, the Company anticipates that the software which it uses, despite the completion of upgrades, will still fail to be Year 2000 compliant. In addition, it is possible that the software sold by the Company to certain of its licensees and franchisees will not become Year 2000 compliant despite the Company's efforts to upgrade this software. Finally, the Company anticipates the possibility that its customers' and vendors' systems will not be Year 2000 compliant. In the event that any of these scenarios materialize, the Company expects that it would experience problems processing transactions and remitting checks to licensees and franchisees. Furthermore, licensees and franchisees would experience a slow-down in their processing of paperwork.

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


                                      FRONTIER ADJUSTERS OF AMERICA, INC.



Date: March 10, 1999                  /s/ William J. Rocke
      ---------------------           ------------------------------------------
                                      William J. Rocke, Chief Executive Officer/
                                      Chairman of the Board,
                                      Acting Chief Financial Officer, Director



Date: March 10, 1999                  /s/ Jean E. Ryberg
      ---------------------           ------------------------------------------
                                      Jean E. Ryberg, President, Director