Form 10-Q
period 1999-03-31
FRONTIER ADJUSTERS OF AMERICA INC
filed 1999-05-17
CIK 735349

CONFORMED

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period _______________________ to ___________________________

Commission File Number    1-12902
                        -----------

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

                                                            Yes   X     No
                                                                 ---      ---

Number of shares of Common Stock outstanding on May 14, 1999           4,605,358
                                                ------------           ---------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                March 31, 1999    June 30, 1998
                                                --------------    -------------
                                                  (unaudited)         (*)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                      $ 1,636,723     $   929,364
   Investments                                      1,305,717       1,289,519
   Receivables                                      1,466,679       1,582,020
   Prepaid expenses                                   257,200         317,454
   Other                                              328,567         439,638
                                                  -----------     -----------
        TOTAL CURRENT ASSETS                        4,994,886       4,557,995
                                                  -----------     -----------

PROPERTY AND EQUIPMENT                              2,615,763       2,543,631
   Less accumulated depreciation and
     amortization                                    (915,339)       (819,302)
                                                  -----------     -----------
                                                    1,700,424       1,724,329
                                                  -----------     -----------
OTHER ASSETS
   Cost of subsidiary in excess of net
     tangible assets acquired                         213,817         213,817
   Less accumulated amortization                     (180,862)       (179,129)
                                                  -----------     -----------
                                                       32,955          34,688
   Receivables (Long term)                            400,000         431,000
   Investments (Long term)                            695,042         694,724
   Other                                              437,340         357,964
                                                  -----------     -----------
                                                    1,565,337       1,518,376
                                                  -----------     -----------
        TOTAL ASSETS                              $ 8,260,647     $ 7,800,700
                                                  ===========     ===========
                                   LIABILITIES

CURRENT LIABILITIES
   Accounts payable                               $    72,506     $    62,118
   Accrued expenses                                   406,444         513,365
   Franchisee/licensee remittance payable             638,287         545,830
   Current portion long term liability                     --          28,509
   Other                                              216,833         193,684
                                                  -----------     -----------
        TOTAL CURRENT LIABILITIES                   1,334,070       1,343,506
                                                  -----------     -----------

LONG TERM LIABILITY                                        --           4,953
                                                  -----------     -----------
STOCKHOLDERS' EQUITY
   Common stock                                        47,820          47,820
   Additional paid in capital                       2,148,470       2,148,470
   Treasury stock                                    (529,584)       (529,584)
   Other                                               53,006          49,600
   Retained earnings                                5,206,865       4,735,935
                                                  -----------     -----------
                                                    6,926,577       6,452,241
                                                  -----------     -----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $ 8,260,647     $ 7,800,700
                                                  ===========     ===========

* Condensed from audited financial statements.
   The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                          Nine Months Ended           Three Months Ended
                                               March 31,                   March 31,
                                          -----------------           ------------------
                                            1999         1998         1999          1998
                                            ----         ----         ----          ----
REVENUE
   Continuing licensee and
    franchisee fees                      $3,670,645   $3,436,123     $1,212,145   $1,094,217
   Adjusting fees                         1,059,009      899,259        360,027      346,215
                                         ----------   ----------     ----------   ----------
                                          4,729,654    4,335,382      1,572,172    1,440,432
                                         ----------   ----------     ----------   ----------

COST AND EXPENSES
   Compensation and employee benefits     2,108,759    2,036,412        690,975      712,261
   Office                                   316,169      299,019        120,134      116,600
   Advertising and promotion                207,497      240,281         98,707      115,698
   Depreciation and amortization            198,064      192,083         70,577       66,986
   Provision for doubtful accounts          152,845      144,000         56,845       48,000
   Other                                    778,003      481,800        222,361      147,030
                                         ----------   ----------     ----------   ----------
                                          3,761,337    3,393,595      1,259,599    1,206,575
                                         ----------   ----------     ----------   ----------
INCOME FROM OPERATIONS                      968,317      941,787        312,573      233,857
                                         ----------   ----------     ----------   ----------
OTHER INCOME
   Interest income                           86,848      101,405         29,573       31,555
   Other (Net)                               12,138       44,596          5,805        9,488
                                         ----------   ----------     ----------   ----------
   TOTAL OTHER INCOME                        98,986      146,001         35,378       41,043
                                         ----------   ----------     ----------   ----------
   INCOME BEFORE INCOME TAXES             1,067,303    1,087,788        347,951      274,900


INCOME TAXES                                423,672      427,938        139,735      108,083
                                         ----------   ----------     ----------   ----------
   NET INCOME                            $  643,631   $  659,850     $  208,216   $  166,817
                                         ==========   ==========     ==========   ==========

EARNINGS PER SHARE
   Basic                                 $      .14   $      .14     $      .05   $      .04
                                         ==========   ==========     ==========   ==========
   Diluted                               $      .14   $      .14     $      .05   $      .04
                                         ==========   ==========     ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                  4,605,358    4,605,358      4,605,358    4,605,358
                                         ==========   ==========     ==========   ==========
   Diluted                                4,606,776    4,615,112      4,605,784    4,611,934
                                         ==========   ==========     ==========   ==========

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                 Nine Months Ended         Three Months Ended
                                                     March 31,                  March 31,
                                              -----------------------     ----------------------
                                                1999          1998          1999         1998
                                              ---------     ---------     ---------    ---------
                                              $ 643,631     $ 659,850     $ 208,216    $ 166,817
NET INCOME
OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Foreign currency translation adjustment           --            75            --           --
   Unrealized gain (loss) on securities           3,406       (12,414)        3,222       20,251
                                              ---------     ---------     ---------    ---------
                                                  3,406       (12,339)        3,222       20,251
                                              ---------     ---------     ---------    ---------
COMPREHENSIVE INCOME                          $ 647,037     $ 647,511     $ 211,438    $ 187,068
                                              =========     =========     =========    =========

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                    NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                1999              1998
                                                             -----------       -----------
NET INCOME                                                   $   643,631       $   659,850
                                                             -----------       -----------
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization:
        Operations                                               198,064           192,083
        Other                                                        546             1,639
   (Gain) on sale of investments                                      --            (4,042)
   (Gain) loss on disposition of property and equipment            3,640            (6,708)
   Allowance for doubtful accounts                               152,845           144,000
Change in assets and liabilities:
(Increase) decrease in:
   Receivables                                                   (80,127)          131,763
   Prepaid expenses                                               60,254            51,248
   Other                                                          70,532           (59,949)
Increase (decrease) in:
   Accounts payable                                               10,388            39,896
   Accrued expenses                                             (106,921)          221,790
   Franchisee and licensee remittance payable                     92,457            39,045
   Other                                                          20,907          (486,027)
                                                             -----------       -----------
Total adjustments                                                422,585           264,738
                                                             -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      1,066,216           924,588
                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (132,749)         (151,434)
   Investments purchased                                      (2,970,329)       (1,992,855)
   Proceeds on sale of fixed assets                               26,761            16,200
   Proceeds from sales of investments                          3,000,000         2,040,000
   License acquisition                                          (150,000)           (5,000)
   Payments on license acquisition                               (33,462)          (19,710)
   Advances to licensees and franchisees                      (3,180,151)       (3,092,505)
   Collections of advances to licensees and franchisees        3,253,774         2,868,177
                                                             -----------       -----------
   NET CASH (USED IN) INVESTING ACTIVITIES                      (186,156)         (337,127)
                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                                               (172,701)         (518,104)
                                                             -----------       -----------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (172,701)         (518,104)
                                                             -----------       -----------
   EFFECT OF EXCHANGE RATE CHANGES ON CASH                            --               124
                                                             -----------       -----------

NET INCREASE (DECREASE) IN CASH                                  707,359            69,481
   Cash at beginning of the period                               929,364         1,012,233
                                                             -----------       -----------
   Cash at the end of the period                             $ 1,636,723       $ 1,081,714
                                                             ===========       ===========
Supplemental disclosures of Cash Flow information
Cash paid during the period
   Income taxes                                              $   313,215       $   506,413
   Interest                                                  $     1,538       $     2,833

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

   The dilutive effect on weighted average shares outstanding is due to stock options in the amounts of 43,435 and 165,153 for the nine months ended March 31, 1999 and 1998 respectively, and 21,718 and 86,870 for the three months ended March 31, 1999 and 1998, respectively.

   The results of operations for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)Financial   Accounting   Standards   Board   Statement  No.  130,   REPORTING
   COMPREHENSIVE INCOME

   Effective September 30, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, REPORTING COMPREHENSIVE INCOME. Statement No. 130 established standards for reporting and displaying comprehensive income and its components in the full set of financial statements. Accordingly, the Company's comprehensive income was $647,037 and $647,511 for the nine months ended March 31, 1999 and 1998, respectively, and $211,438 and $187,068 for the three months ended March 31, 1999 and 1998, respectively.

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's "expectations", "anticipation", "intentions", "beliefs", or "strategies" regarding the future. Forward looking statements include statements regarding revenue, margins, expenses, and earnings analysis with regard to the Company or with regard to the Company's licensees and franchisees for the remainder of fiscal 1999 and thereafter; improvement of, and growth in the number of, licensees and franchisees; future spending on marketing and product development strategy; the transaction with United Financial Company described below, statements regarding Year 2000 readiness; and liquidity and anticipated availability of cash for operations, acquisitions, or payment of dividends. All forward looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in this report and any other reports on file with the SEC, including but not limited to the extent and nature of natural disasters in geographic areas serviced by the Company or by its licensees and franchisees; management decisions by insurance companies and self-insureds to increase or decrease the degree to which they contract for services offered by the Company, its licensees or franchisees; the Company's ability to identify and attract new qualified licensees and franchisees; the success of the Company's promotional and marketing programs; the Company's ability to successfully manage offices reacquired from existing licensees and franchisees; and uninsured liability for acts or omissions of the Company's employees, licensees, or franchisees.

   On April 29, 1999 at the annual shareholders' meeting, the Company's shareholders approved the sale of 5,258,531 newly issued shares of Series A Convertible Voting Preferred stock to United Financial Adjusting Company ("UFAC"), a wholly owned subsidiary of The Progressive Corporation ("Progressive") for a price of $1.30 per share. As a result of this sale of stock, UFAC's purchase will represent a minimum of 52% of the Company's voting securities. Following the purchase the Company will make a tender offer to purchase up to

   1,000,000 shares of common stock for a price of $2.90 per share. Shareholders not tendering their shares will receive a cash distribution of $1.60 per share. The tender offer materials were sent to shareholders in May of 1999. UFAC will not participate in the tender offer and will not be eligible to receive the cash distribution.

   Subsequent to the approval of the transaction by the shareholders, the Company appointed to its Board a majority of Directors nominated by UFAC and appointed Jeff Jordan of Progressive as an Executive Vice President of the Company.

   In connection with the sale of shares to UFAC, the Company entered into a service agreement with UFAC whereby the Company will pay UFAC $25,000 per month in exchange for certain advisory and support services related to franchise operations, strategic planning, sales and marketing, technology, human resources support, and accounting and reporting. In addition, the Company entered into agreements with William Rocke and Jean Ryberg providing for their retirement from the Company on June 30, 1999. Pursuant to these agreements, the Company will pay a retirement package to Mr. Rocke and Mrs. Ryberg valued approximately at $298,000 and $192,000, respectively.

   Financial Condition

   The Company has historically financed its growth and on going operations with cash generated from operations. In the nine months ended March 31, 1999, the Company's operations generated $1,066,216 in cash.

   Compared to the last fiscal year, the most significant items affecting cash provided by the Company's operations are the increases of $92,000 in franchisee and licensee payable and $80,000 in receivables, and a decrease of $107,000 in accrued expenses. The decrease in accrued expenses results from the payout of employee benefits and bonuses in the first quarter of this fiscal year.

   Through its capital investment program, the Company replaces obsolete or outdated equipment and invests in new equipment and furnishings to maintain or increase the productivity of the Company and its employees. The Company anticipates investing between $200,000 to $300,000 in fiscal 1999 for equipment and furnishings pursuant to its capital investment program.

   Without giving effect to the tender offer and cash distribution referred to above, management believes that the Company will be able to fund all of its cash requirements (i.e. current operations and capital asset acquisitions) from currently available cash funds generated from operations. Management expects to finance the tender offer and cash distribution with the proceeds from the sale of stock to UFAC and from cash on hand.

   The Company's ratio of current assets to current liabilities was 3.74 to 1 as of March 31, 1999 and 3.39 to 1 as of June 30, 1998.

   RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

   Revenue

   The Company's revenue increased 9% or $395,000 to $4,730,000 during the nine months ended March 31, 1999 from $4,335,000 in the same period of the prior fiscal year. This increase represents a combined $160,000 increase in adjusting and risk management fees and a $235,000 increase in continuing licensee and franchisee fees.

   The increase of $160,000 in adjusting and risk management fees from $899,000 in the nine months ended March 31, 1998 to $1,059,000 for the nine months ended March 31, 1999 represents an 18% increase. The Company experienced an increase of $212,000 in adjusting fees in its Phoenix office, and decreases of $35,000 and $19,000 in adjusting fees from the Las Vegas/Henderson and Tucson offices, respectively. The increase in fees from the Phoenix office primarily reflects fees generated from a client acquired in November of 1997.

   The Company's revenue from continuing licensee and franchisee fees increased 6.8% or $235,000 from $3,436,000 in the nine months ended March 31, 1998 to $3,671,000 in the nine months ended March 31, 1999. The increase reflects the benefit to the Company's licensees and franchisees from an increase in claims assignments from insurance companies and self insureds.

   The Company's revenue is affected by numerous matters including the work loads of other companies and claims presented by their clients. The Company, therefore, is unable to project its future revenue. The Company has historically seen growth in licensee and franchisee fees paid. However, during the prior fiscal year, the Company experienced a decrease in revenue due primarily to the phase out of a business relationship with its then major client. The Company has responded to this loss of revenue by continuing to develop and implement sales and marketing efforts to take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees. Through these efforts and the addition of UFAC's marketing resources, the Company anticipates that over time the lost business will be replaced and hopes to see continued growth in licensee and franchisee fees paid from other sources.

   Compensation and Fringe Benefits

   Compensation and fringe benefits represent approximately 56% of the Company's costs and expenses and are the Company's largest single item of expense. These expenses increased 3.6% or $73,000 from $2,036,000 in the nine months ended March 31, 1998 to $2,109,000 in the current nine month period. This increase is the result of additional permanent and temporary employees hired to handle increased work loads in the Corporate and Phoenix office as well as cost of living and merit increases given to employees. Furthermore, certain adjusters in the Phoenix office are compensated by commission based on their adjusting services. As the adjusting fees in the Phoenix office increase, the wages paid to these adjusters also increase.

   Expenses Other Than Compensation and Fringe Benefits

   The Company's expenses other than compensation and fringe benefits increased $295,000 during the nine months ended March 31, 1999 as compared to the same period of the prior fiscal year. The principal items affecting these expenses are a $122,000 increase in legal fees, a $94,000 increase in audit and accounting fees, a $28,000 increase in insurance costs, a $17,000 increase in office expenses, and a $33,000 decrease in advertising and promotion.

   The increase in legal fees reflect the Company's increased need for legal services in connection with the transaction with UFAC. The increase in audit and accounting fees reflect the Company's decision to outsource certain income tax and financial reporting functions that were previously performed in-house. The Company believes this will enable it to more efficiently monitor compliance of the constantly changing state and federal laws and regulations. Furthermore, the Company has incurred additional accounting fees in connection with the transaction with UFAC. The increased insurance costs reflect an increase in the cost of insurance as well as expanded coverage. The balance of the Company's costs have not changed significantly from the same period of the prior year.

   Income Taxes

   The Company's income taxes for the nine months ended March 31, 1999 were 39.7% of its income before taxes, or approximately the same as they were in the same period of the prior fiscal year. Changes made in the tax laws by various states and by the federal government have not had a material effect on the Company's current overall tax rates; however, this could change at any time.

   Other Income

   The Company's other income decreased $47,000 or 32% from $146,000 in the nine months ended March 31, 1998 to $99,000 in the current nine month period. The most significant items affecting other income are decreases in dividend income of $22,000 and interest income of $15,000 and a loss of $4,000 on the disposal of fixed assets compared to a gain on the disposal of fixed assets of $7,000 in the same period of the prior year.

   Net Income

   The Company's net income for the nine months ended March 31, 1999 decreased $16,000 or 2.4% from $660,000 in the nine months ended March 31, 1998 to $644,000 in the current period. The most significant items affecting net income were a $395,000 increase in revenue, a $73,000 increase in compensation and benefits, a $295,000 increase in expenses other than compensation and benefits, and a $47,000 decrease in other income.

   Comprehensive Income

   Effective September 30, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, REPORTING COMPREHENSIVE INCOME. Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in the full set of financial statements. Accordingly, the Company's comprehensive income for the nine months ended March 31, 1999 and 1998 was $647,037 and $647,511, respectively.

   RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

   Revenue

   The Company's revenue increased 9.2% or $132,000 to $1,572,000 in the three months ended March 31, 1999 from $1,440,000 in the same period of the prior fiscal year. This increase represents a combined $14,000 increase in adjusting and risk management fees and a $118,000 increase in continuing licensee and franchisee fees.

   The increase of $14,000 in adjusting and other fees of Company owned offices from $346,000 in the three months ended March 31, 1998 to $360,000 in the three months ended March 31, 1999 represents a 4% increase. The Las Vegas/Henderson office experienced an increase of $14,000 while the Phoenix and Tucson offices remained unchanged from the same period of the prior year.

   The Company's revenue from continuing licensee and franchisee fees increased 10.8% or $118,000 from $1,094,000 in the three months ended March 31, 1998 to $1,212,000 in the three months ended March 31, 1999. This increase reflects the benefit to the Company's licensees and franchisees from an increase in claims assignments from insurance companies and self insureds.

   The Company's revenue is affected by numerous matters including the work loads of other companies and claims presented by their clients. The Company, therefore, is unable to project its future revenue. The Company has historically seen growth in licensee and franchisee fees paid. However, during the prior fiscal year, the Company experienced a decrease in revenue due primarily to the phase out of a business relationship with its then major client. The Company has responded to this loss of revenue by continuing to develop and implement sales and marketing efforts to take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees. Through these efforts and the addition to UFAC's marketing resources, the Company anticipates that over time the lost business will be replaced and hopes to see continued growth in licensee and franchisee fees paid from other sources.

   Compensation and Fringe Benefits

   Compensation and fringe benefits represent approximately 55% of the Company's costs and expenses and are the Company's single largest expense item. These expenses decreased 3% or $21,000 from $712,000 in the three months ended March 31, 1998 to $691,000 in the three months ended March 31, 1999. This decrease resulted primarily from the departure without replacement of certain salaried personnel.

   Expenses Other Than Compensation and Fringe Benefits

   The Company's expenses other than compensation and fringe benefits increased $74,000 during the three months ended March 31, 1999 as compared to the same quarter of the prior fiscal year. The principal items affecting these expenses are increases of $36,000 in legal fees, $25,000 in accounting and audit fees, and $20,000 in miscellaneous expenses and a decrease of $17,000 in advertising and promotion expenses.

   The increase in legal fees reflects the Company's increased need for legal services in connection with the transaction with UFAC. The increase in audit and accounting fees reflects the Company's decision to outsource certain income tax and financial reporting functions that were previously performed in-house. The Company believes this will enable it to more efficiently monitor compliance of constantly changing state and federal laws and regulation. Furthermore, the Company has incurred additional accounting fees in connection with the transaction with UFAC. The increase in miscellaneous expenses resulted from the printing of proxy materials mailed to the shareholders in March 1999. Similar expenses were incurred in the first quarter of fiscal 1998.

   Income Taxes

   The Company's income taxes for the three months ended March 31, 1999, were 40.2% of its income before taxes, or approximately the same as they were in the same period of the prior fiscal year. Changes made in the tax laws by various states and by federal government did not have a material effect on the Company's overall tax rates; however, this could change at any time.

   Other Income

   The Company's other income decreased $6,000 or 14.6% from $41,000 in the three months ended March 31, 1998 to $35,000 in the three months ended March 31, 1999. The most significant items affecting other income was a $2,000 decrease in interest income and a gain from the sale of fixed assets in the same period of the prior year.

   Net Income

   The Company's net income for the three months ended March 31, 1999 increased 24.5% or $41,000 from $167,000 in the three months ended March 31, 1998 to $208,000 in the current quarter. The most significant items affecting net income were the $132,000 increase in revenue, the $21,000 decrease in compensation and fringe benefits, and the $74,000 increase in expenses other than compensation and fringe benefits.

   Comprehensive Income

   Effective September 30, 1998, the Company adopted Financial Accounting Standards Boards (FASB) Statement No. 130, REPORTING COMPREHENSIVE INCOME. Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in the full set of financial statements. Accordingly, the Company's comprehensive income for the three months ended March 31, 1999 and 1998 was $211,438 and $187,068, respectively.

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

   To date the Company has examined both its information technology and non-information technology systems. The Company has determined that certain of the software used by the Company is not Year 2000 compliant. The Company has identified and purchased upgraded software that is Year 2000 compliant. In addition, the Company is currently updating all custom software so that it is Year 2000 compliant. A full-time programmer is dedicating all of her efforts to this project. The Company expects to complete these upgrades by September 30, 1999. The Company has also tested its computer servers internally. An external party has tested these systems and found all but one operating system are compliant. Arrangements are currently being made to upgrade the noncompliant server. The Company hopes to finish its testing of internal systems by September 30, 1999.

   All of the Company's personal computers that need to be Year 2000 compliant have been updated. The Company's phone system has also been updated to be Year 2000 compliant. The Company has determined that its alarm, heating, and air conditioning systems will not be affected by the Year 2000. The Company has completed an analysis of the Company's operations to identify the remaining Year 2000 issues embodied in its operations and facilities and is developing a plan to resolve such issues. The Company expects to complete the formal plan of resolution by September 30, 1999.

   Certain software products sold by the Company to certain of its licensees and franchisees in prior years are not Year 2000 compliant. A partial upgrade to accommodate current policy dates on or after the Year 2000 has already been developed and distributed to franchisees free of charge. The Company's computer staff is developing an upgrade of the software that will be Year 2000 compliant. The Company expects to complete development of the final Year 2000 compliant version of its software by September 30, 1999. The Company will distribute this version to purchasers of the non-compliant version, free of charge. The Company does not anticipate that the cost of this upgrade will be material to the Company's operations.

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

   The Company expects that the cost of analysis and development and implementation of plans to address its Year 2000 issues will not exceed a total of $250,000. The Company's estimate reflects assumptions regarding the extent of the Year 2000 issues embodied in the Company's operations and facilities, the availability and cost of personnel trained in this area, the compliance plans of third parties, and similar uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issue, and in particular, the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially from those anticipated. If the Company is unable to address the Year 2000 issues successfully, or in a timely fashion, the Company may need to devote more resources to the process and additional costs may be incurred. This could have a material adverse effect on the Company's results of operations. The Company has purchased insurance that may offset certain losses to the Company for claims based upon non-compliance with Year 2000 issues.

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

   In the event that the steps being implemented by the Company fail to avoid problems associated with the Year 2000, the Company is currently developing its contingency plans. Such plans may include the immediate purchase of replacement hardware or software at the beginning of the Year 2000, the switching of vendors who supply goods or services to the Company, or other alternatives. In addition, the Company plans to purchase a back-up power generator in July 1999 to prepare for the unlikely event of a power grid failure. The Company anticipates that its contingency plans will be completed no later than September 1999.

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk is the risk of loss to future earnings, fair values, or future cash flows due to potential changes in the price of a financial instrument. A financial instrument's value may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices, and other market changes. Market risk is inherent in all market risk sensitive financial instruments.

   The Company invests in $1,000,000 U.S. treasury bills. At March 31, 1999, the Company was invested in a 64- day Treasury bill that matured on April 22, 1999. Due to the short time to maturity, the interest income risk and market value risk are insignificant and have no material effect on the financial statements.

   The Company invests in various mutual funds that it holds as short-term available for sale investments. Strategies of the funds include growth, income, and capital appreciation, and the funds invest primarily in foreign and domestic equity securities. The market risk associated with these mutual funds is the potential loss in fair value resulting from a decrease in the market price of the stocks. Based on the value of the Company's investments at March 31, 1999, a 10% decrease in the fair value of these investments would not materially affect the value of these investments.

   The Company has a book value of $668,000 invested in municipal bonds that it carries as long term held to maturity investments. An increase in interest rates would result in a decline in the market value of the bonds. These bonds mature between 2005 and 2031. As the Company has the intent and ability to hold these bonds to maturity, the market risk associated with these bonds is insignificant and has only the effect of disclosure in the financial statements.

   Although the Company wholly owns a Canadian subsidiary, the cash held by the Canadian subsidiary is immaterial to the Company's operations. Any foreign currency fluctuations would not have a material effect on the Company's financial statements.

   PART II: OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS

   From time to time in the normal course of its business, the Company is named as a defendant in lawsuits. The Company does not believe that it is subject to any such lawsuits or litigation or threatened lawsuits or litigation that will have a material adverse effect on the Company or its business.

   ITEM 2 - Not Applicable

   ITEM 3 - Not Applicable

   ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   On April 29, 1999, the Company held its 1998 annual shareholders' meeting.

   The shareholders approved the sale of 5,258,531 shares of Series A Convertible Voting Preferred stock to UFAC with 3,763,414 votes cast, 3,594,590 approving the transaction, 162,254 against the transaction, and 6,570 votes abstaining.

   The Company's Board of Directors were reelected with 4,427,884 shares being cast and 138,008 abstaining. The Directors elected and the numbers of votes each received as follows:

                      George Hill                    4,216,028
                      Francis J. LaPallo             4,221,044
                      Louis T. Mastos                4,250,048
                      William J. Rocke               4,245,889
                      James S. Rocke                 4,212,206
                      Jean E. Ryberg                 4,244,351
                      Merlin J. Schumann             4,252,823
                      William W. Strawther, Jr.      4,218,131
                      R. Scott Younker               4,218,356

   The Company's shareholders ratified the appointment of McGladrey & Pullen, LLP, Certified Public Accountants, as the auditors of the Company for the Company's fiscal year ending June 30, 1999, with 4,342,818 affirmative votes, 24,750 against, and 314 abstaining.

   ITEM 5 - Not Applicable

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (b) The Company filed a Form 8-K on May 4, 1999 to report a change in control of the Company as a result of the sale of shares to UFAC and the appointment of eight persons nominated by UFAC to the Company's Board of Directors.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FRONTIER ADJUSTERS OF AMERICA, INC.



Date: 5/14/99                        /s/ William J. Rocke
-----------------------              ---------------------------------------
                                     William J. Rocke, Chief Executive
                                     Officer/Chairman of the Board, Director
                                     and Acting Chief Accounting Officer


Date: 5/14/99                        /s/ Jean E. Ryberg
-----------------------              ---------------------------------------
                                     Jean E. Ryberg, President, Director