Form 10-K
period 1999-06-30
FRONTIER ADJUSTERS OF AMERICA INC
filed 1999-09-03
CIK 735349

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                         Commission file number 1-12902

                                   ----------

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

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
Common Stock $.01 Par Value                      American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $4,652,648 as of August 26, 1999.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of August 26, 1999, was 8,957,560.

                                     PART I

ITEM 1 - BUSINESS

THE COMPANY

Frontier Adjusters of America, Inc., an Arizona corporation (together with its subsidiaries, the "Company"), licenses and franchises independent insurance adjusters (the independent insurance adjusters licensed or franchised by the Company are hereinafter referred to collectively as the "Adjusters") throughout the United States and in Canada and provides support services to the Adjusters. The Adjusters are engaged by insurance carriers and self-insured companies to adjust claims made against them by claimants and by policyholders. In addition, the Company, and certain of the Adjusters, offer risk management services to their clients. As of June 30, 1999, the Company had entered into 494 license and franchise agreements ("Agreements") with 391 entities, operating 407 offices with 678 advertised locations in 50 states, the District of Columbia and Canada. In addition to licensing and franchising Adjusters, the Company owns and operates independent insurance adjusting and risk management businesses in Arizona and Nevada.

As of June 30, 1999, the Company employed 42 people: 40 full-time and two part-time. Twelve employees provided adjusting services full-time, one employee provided adjusting services part-time, four were full-time officers of the Company, 24 were full-time administrative staff, and one employee provided part-time administrative support. Management believes that its relations with its employees are good.

On April 29, 1999, at the annual shareholders' meeting, the Company's shareholders approved the November 20, 1998, agreement between the Company and United Financial Adjusting Company ("UFAC"), a wholly owned subsidiary of The Progressive Corporation ("Progressive"). Pursuant to the agreement, on April 30, 1999, UFAC purchased 5,258,513 shares of the Company's newly issued shares of Series A Convertible Voting Preferred Stock at a price of $1.30 per share.
UFAC's purchase represented approximately 53% of the Company's outstanding voting securities at the time of purchase. Following the purchase by UFAC, the Company issued a tender offer to purchase up to 1,000,000 common stock shares at $2.90 per share from existing shareholders. The tender offer expired on June 12, 1999, and resulted in the purchase of 971,464 common stock shares. Subsequent to the tender offer, UFAC's shares represented approximately 59% of the Company's outstanding voting securities. On June 15, 1999, the Company declared a cash distribution of $1.60 per share for shareholders of record on June 25, 1999, payable to the holders of the rights to the distribution on July 12, 1999. Those shares tendered in the tender offer were not eligible for the cash distribution. UFAC was not eligible to participate in the tender offer, nor was UFAC entitled to the cash distribution.

In accordance with the agreement with UFAC, William J. Rocke, the Company's Chairman of the Board and CEO, and Jean E. Ryberg, the Company's President, retired from their positions with the Company on June 30, 1999. Mr. Rocke and Mrs. Ryberg each received retirement packages valued at $382,316 and $291,201, respectively (includes amounts expensed in prior years). Furthermore, UFAC's shares converted into common shares on June 30, 1999, representing approximately 59% of the Company's outstanding voting securities.

Pursuant to a management services agreement with UFAC, the Company pays a $25,000 monthly service fee to UFAC for marketing, managerial, technological, financial, and other services and resources. As of June 30, 1999, the Company had incurred $50,000 in service fees pursuant to this agreement.

GENERAL

For its fiscal year ended June 30, 1999, the Company's licensing and franchising activities accounted for approximately 78% of gross revenue, and the Company's adjusting and risk management businesses accounted for approximately 22% of gross revenue. For the fiscal years ended June 30, 1998 and June 30, 1997, the Company's licensing and franchising activities accounted for approximately 79% and 86%, respectively, of gross revenue, and the Company's adjusting and risk management businesses accounted for approximately 21% and 14%, respectively, of gross revenue. The revenue derived from the Company's operations, as well as the gross billings by Adjusters (upon which the Company's revenue from licensing and franchising activities are based), are set forth in the following table.

                                               Fiscal Year Ended June 30,
                                         ---------------------------------------
                                            1999          1998          1997
                                         -----------   -----------   -----------
Gross billings by Adjusters              $44,730,000   $42,050,000   $48,060,000
  (approximate)
Revenue from licensing and
  franchising activities                   4,936,349     4,596,657     5,278,967
Revenue from Company-owned adjusting
  and risk management businesses           1,405,235     1,228,691       885,636

For its fiscal year ended June 30, 1999, the Company's licensing and franchising activities accounted for approximately $1,051,000 in income from operations and the Company's adjusting and risk management businesses accounted for approximately  $221,000 in income from  operations.  For the fiscal  years ended
June 30, 1998 and June 30, 1997, the Company's licensing and franchising activities accounted for approximately $1,152,000 and $1,710,000 respectively, in income from operations, and the Company's adjusting and risk management businesses accounted for approximately $106,000 and $63,000, respectively, in income from operations.

Although the Company generally considers its client base broad and well diversified, collections received by Adjusters from one insurance company, Scottsdale Insurance Company, represented royalty fees to the Company of 1.6%, 9.2% and 18.8% of continuing licensee and franchisee fees for the years ended June 30, 1999, 1998 and 1997, respectively. In June 1997 this client elected to purchase the majority of its adjusting services from other vendors, and thereafter, the revenue generated from this client substantially diminished.

For further disclosure regarding the Company's accounting segments, see Note 8 on the accompanying financial statements.

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

LICENSING AND FRANCHISING

The major part of the Company's revenue is derived under its license and franchise agreements (the "Agreements") with the Adjusters. Pursuant to the terms of the Agreements, an Adjuster is authorized to use, within a designated geographic area, the Company's service mark in providing adjusting and risk management-related services. In addition, an Adjuster is provided with a computerized central collection and rebilling service and national advertising and referrals by the Company. The Company receives a 10% or 15% royalty fee on all of the Adjusters' collections depending upon the Agreement with the Adjuster. In fiscal 1999, the Company retained 10.7% of the Adjusters' collections as royalty fees under the Agreements.

The Company generally does not advertise for or solicit potential licensees or franchisees. The Company believes that through the financial flexibility it offers and the established and dependable services it provides to Adjusters, the Company is generally capable of attracting qualified licensees and franchisees.

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

To assist new Adjusters in meeting their business and personal expenses during their initial period as Adjusters, the Company may advance funds to them against future billings. Typically such advances are made semi-monthly and average approximately $2,500 per month. The number of Adjusters to whom semi-monthly advances are made typically varies between 1 and 5. The Company believes that these arrangements provide new Adjusters assistance in making the transition from being employees of insurance companies or other adjusting firms to becoming the owners of their own businesses and, therefore, aid the Company to attract qualified individuals as Adjusters.

In addition to advancing funds to new Adjusters, the Company frequently lends money to Adjusters. These loans may either be loans that are repaid on a weekly basis out of their collections, or advances against accounts receivable. The Company generally requires that advances against receivables be repaid in full within 45 days.

The Company does not charge interest on any loans or advances made to Adjusters. During the past four fiscal years, the Company has loaned or advanced an average aggregate of $341,559 per month and has received reimbursement of an average of $322,300 per month. At June 30, 1999, the Company had approximately $1,399,000 in outstanding loans or advances. During the past four fiscal years, the Company has written off an average of $182,683 per year due to bad debts related to these arrangements.

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

Pursuant to the Agreement, the Adjuster is required to pay to the Company a royalty fee equal to 10% or 15% of the Adjuster's collections. The Adjuster is required to prepare initial billings to his or her clients and to send a copy of each invoice to the Company. Each invoice states that the payment is to be made to the Company with the exception of payments by clients of certain Canadian franchisees where payment is made through a Canadian franchisee. After the Company deducts its royalty fee from the Adjuster's collections, the Company remits the balance to the Adjuster on a weekly basis. In addition to deducting its royalty fee, the Company also deducts from the amounts remitted to the Adjuster, the Adjuster's general liability and errors and omissions insurance premiums, and the periodic repayment of credits, loans, and advances.

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

UNCERTAINTY OF FUTURE REVENUE

The Company's future revenue and net income depends primarily upon the maintenance or increase in the average revenue realized by the Adjusters and the maintenance or increase in the number of Adjusters. As in any business, there can be no assurance that the Company or the Adjusters will maintain or increase their revenue. Further, although the client base of the Adjusters has historically continued to expand, there can be no assurance that it will continue to do so or that the Adjusters will retain such companies as clients. See "Special Consideration - The Insurance Adjusting Business", "Special Considerations Competition", "Special Considerations - Dependence Upon Significant Clients", and Item 1, "Business - General".

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

DEPENDENCE UPON KEY PERSONNEL

In April 1999, the Board of Directors appointed Jeffrey C. Jordan of Progressive, age 43, as an Executive Vice President. Francis J. LaPallo, age 51, was hired by the Company in 1996 as an Executive Vice President and has an employment agreement with the Company that expires on June 30, 2001. The Company has purchased and maintained key man life insurance with respect to Mr. LaPallo in the amount of $500,000. In connection with the agreement with UFAC, William
J. Rocke, the Company's Chairman of the Board and Chief Executive Officer, and Jean E. Ryberg, the Company's President, resigned from their positions on June 30, 1999. Both Mr. Rocke and Mrs. Ryberg, however, may provide up to 40 hours a month of consulting services until June 30, 2000. Following their resignations, the Board of Directors appointed Troy Huth of Progressive, age 39, as the Company's Chairman of the Board and President. Mr. Jordan and Mr. LaPallo are located in the Company's home office and manage the daily operations of the Company, whereas Mr. Huth is located off-site and does not participate in the daily operations. The Company also receives certain managerial, marketing, financial, technological, and other services provided by UFAC. Should the Company lose the services of Mr. Jordan, Mr. LaPallo, and/or UFAC, the Company would be materially adversely affected, notwithstanding the above-noted key man life insurance and new management personnel.

VOTING CONTROL

The directors and officers of the Company own in excess of 11% of the outstanding voting stock of the Company. UFAC's ownership constitutes 57.9% of the Company's outstanding voting stock. The Company anticipates that UFAC's ownership will enable UFAC, and therefore Progressive, to control the business and affairs of the Company. In April 1999, eight Progressive nominees were appointed to the board of directors, while two previously existing members of the board resigned. In August 1999, the board amended the Company's bylaws to fix the number of directors at nine. At the same time, six members resigned; three from the Progressive nominees and three from the Company's original board. The board currently consists of nine members; five nominated by Progressive and four prior members of the Company's board of directors.

DEPENDENCE UPON SIGNIFICANT CLIENTS

Although the Company generally considers its client base broad and well-diversified, the collections received by Adjusters from one insurance company provided the Company with 1.6%, 9.2%, and 18.8% of the license and franchise fees it received during the fiscal year ended June 30, 1999, 1998, and 1997, respectively. See Item 1, "Business - General" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations 1998 Compared to 1997 Revenue". In June 1997 this client elected to purchase a majority of its adjusting services from other vendors, virtually diminishing the business received by this client. The Company continues to develop and implement sales and marketing efforts to take advantage of its broad geographic coverage as well as the unique strengths of its individual licensees and franchisees. There is no assurance, however, that the Company will be successful in procuring nationwide accounts on terms as favorable as it has in the past or will be the successful bidder on new or existing accounts. Failure to procure such accounts may have a material adverse affect on the Company's business.

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

Recently, it has come to the Company's attention that another entity in the insurance industry has been granted registration by the United States Patent and Trademark Office of a service mark for the name "Frontier." The Company is presently in the process of evaluating this matter. If the Company determines that action should be taken to protect its service mark, but fails to take such action, or such action is not successful, the Company's business could be materially adversely affected.

TORT LIABILITY AND INSURANCE

The Company and the Adjusters may be the subject of litigation based on errors and omissions of their respective Adjusters. Historically, clients of the Adjusters and others have also sued the Company in connection with such claims against the Adjusters. Generally, the Company has successfully defended such claims based upon the fact that the Adjusters are independent contractors of the Company, for whose conduct the Company is not liable. Further, although the Company and the Adjusters maintain insurance (in the amounts of $5,000,000 and $1,000,000, respectively) to minimize their exposure to related losses, it may become increasingly difficult or costly to maintain insurance against these and other risks. In such event, the Company's operations could be adversely affected. Costs of insurance may escalate beyond those anticipated, or certain types of losses may be uninsurable or may exceed available coverage. In particular, claims against the Company and the Adjusters may be based upon an insured's claim that the insurance adjusting operations of the Company and/or the Adjusters contributed to a client's "bad faith" in processing a claim. Any punitive or multiple damages arising from any such claim, and any compensatory damages exceeding the coverage limitations, would be excluded from coverage under the insurance policy maintained for the benefit of the Company and the Adjusters, and, therefore, could adversely affect the financial condition of the Company. In June 1997, the Company settled litigation against it related to a former franchisee of the Company in the amount of $525,000 net of insurance proceeds. In June 1999, a client of a former franchisee filed a complaint against multiple defendants, including the Company, alleging losses of at least $1,800,000. See "Legal Proceedings".

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

GOVERNMENT REGULATION

FRANCHISING

The Company is subject to various federal, state, provincial, and local laws affecting its business. The Company's licensing and franchising business involves the sale of a franchise under the United States Federal Trade Commission's rules and the laws and regulations of certain states. Many states have adopted laws regulating franchise operations in a franchisor-franchisee relationship, and similar legislation may be adopted in the remaining states or provinces. Existing laws range from filing and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating the franchisor-franchisee relationship. The most common provisions of these laws that regulate substantive matters in the franchisor-franchisee relationship establish restrictions on the ability of franchisors to terminate or to refuse to renew franchise agreements. Other laws contain provisions designed to ensure the fairness of the franchise agreements to franchisees. A number of these laws include prohibitions or restrictions pertaining to the assignability of the rights of franchisees, franchisee ownership of interests in other businesses, and franchisee membership in trade associations. In addition, decisions of several states limit or prohibit the enforceability of covenants not to compete. Accordingly, certain of the provisions contained in the Company's license and franchise agreements may not be enforceable under certain circumstances. Further, the disclosure statements and franchise agreements in connection with future franchisees may be subject to review by state administrators who may require the Company to make certain changes and accommodations in the way it does business with its franchisees that the Company would not otherwise make. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis. Delay in obtaining or failure to obtain such approvals could adversely affect the growth of the Company's franchising operations. Historically, however, the Company has not experienced significant delays in obtaining such approvals.

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

DIVIDENDS

From the third quarter of the Company's 1985 fiscal year through September 1998, the Company paid quarterly dividends with respect to shares of Common Stock.
Declaration and payment of dividends are subject to the discretion of the Company's board of directors and may be made only from funds legally available therefor. Payment of quarterly dividends was suspended during the last three quarters of fiscal 1999, pending the sale of stock by the Company to UFAC and subsequent to the tender offer. The board declared a cash distribution of $1.60 per share payable to the holders of the rights to the distribution on July 12, 1999, to shareholders of record on June 25, 1999. There can be no assurance that the Company will be able to, or will continue to declare and pay dividends with respect to shares of Common Stock. The Company's ability to pay dividends will be subject to the Company's financial status and requirements. The board does not expect to declare any dividends for fiscal year ending June 30, 2000.

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

ITEM 2 - PROPERTIES

The Company owns the office building and property located at 45 East Monterey Way, Phoenix, Arizona, where it conducts its licensing and franchising operations and its Phoenix claims adjusting and risk management-related services business. The office building currently contains approximately 13,000 square feet of office space. Adjacent to the main office, the Company also owns a small building and property at 51 East Monterey Way which contains two offices. Both offices are currently being used for storage. The combined offices contain approximately 1,500 square feet of office space.

The Company also owns a parcel of real property across the street from the Company's principal executive office, which is utilized for employee parking.

Additionally, the Company leases approximately 800 square feet of office space in Tucson, Arizona and 1,000 square feet in Las Vegas, Nevada for its claims adjusting offices in those cities.

Management believes the facilities owned and leased by the Company are adequate for its current and foreseeable future operations.

ITEM 3 - LEGAL PROCEEDINGS

In June 1999, Safeway Inc. filed a complaint against multiple defendants including the Company in the United States District Court in Nebraska. The complaint arises from the alleged embezzlement of over $1,800,000 by the former licensee. The complaint alleges claims against the Company in connection with claims services provided for the benefit of Safeway, Inc., including breach of fiduciary duty, negligent failure to monitor or supervise, vicarious liability, and breach of contract. The complaint seeks an accounting and a recovery of compensatory damages of at least $1,800,000. The litigation is in the early stages of discovery; therefore, the Company cannot yet assess the merits of the complaint or the effects this litigation will have on the Company. The Company is also taking steps to determine whether and to what extent it has insurance coverage for any adverse result in this litigation. As of June 30, 1999, the Company has not accrued any amounts for potential losses.

From time to time in the normal course of its business, the Company is named as a defendant in lawsuits. With the exception of the complaint described above, the Company does not believe that it is subject to any such lawsuits or litigation or threatened lawsuits or litigation that will have a material adverse effect on the Company or its business.

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

Matters were submitted to a vote of securities holders during the fourth quarter of this fiscal year. Such matters were reported on the Company's Form 10-Q for the period ended March 31, 1999.

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

                                                      Price
                                               --------------------
                                                High          Low        Volume
                                               -------      -------      -------
Fiscal Year Ended June 30, 1999
  First Quarter                                $ 3.375      $ 2.375      260,900
  Second Quarter                               $ 2.563      $ 2.000      254,200
  Third Quarter                                $ 2.750      $ 2.375      240,800
  Fourth Quarter                               $ 4.375      $ 2.375      354,400

Fiscal Year Ended June 30, 1998
  First Quarter                                $2.8125      $ 2.125      364,300
  Second Quarter                               $  3.50      $ 2.375      699,800
  Third Quarter                                $3.3125      $  2.50      320,600
  Fourth Quarter                               $  3.25      $ 2.375      293,500

The following shows per share cash dividends declared for each quarter during the Company's two most recent fiscal years.

                                                         Cash Dividends Declared
                                                         -----------------------
Fiscal Year Ended June 30, 1999
  First Quarter                                                   $.0375
  Fourth Quarter                                                  $ 1.60

Fiscal Year Ended June 30, 1998
  First Quarter                                                   $.0375
  Second Quarter                                                  $.0375
  Third Quarter                                                   $.0375
  Fourth Quarter                                                  $.0375

As of August 27, 1999, there were 225 shareholders of record (approximately 960 including beneficial owners) of the Company's Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

                                                             Year Ended June 30
                                     -------------------------------------------------------------------
                                        1999          1998          1997          1996          1995
                                     -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT DATA
  Operating revenue                  $ 6,341,584   $ 5,825,348   $ 6,164,603   $ 5,641,984   $ 5,240,825
  Net income                             546,452       612,475       979,198     1,134,519     1,026,848
  Basic earnings per share                   .12           .13           .21           .25           .22
  Diluted earnings per share                 .12           .13           .21           .25           .22
  Weighted average number of
    shares used in per share data:
      Basic                            4,569,049     4,605,358     4,607,709     4,620,101     4,662,679
      Diluted                          4,570,113     4,612,674     4,631,898     4,627,606     4,664,258
 Cash dividends per share            $     1.638   $       .15   $       .15   $       .14   $      .115

BALANCE SHEET DATA
  Working capital                    $ 2,073,511   $ 3,214,489   $ 3,261,953   $ 3,196,562   $ 2,946,748
  Total assets                        12,118,984     7,800,700     7,912,139     6,875,752     6,597,050
  Long-term debt                              --         4,953        33,462        59,983        84,655
  Property and equipment, net          1,608,936     1,724,329     1,736,226     1,554,401     1,484,545
  Stockholders' equity                 5,053,633     6,452,241     6,564,193     6,230,799     5,838,651
  Book value per common share                .56          1.40          1.43          1.35          1.26
  Retained earnings                    3,022,731     4,735,935     4,814,266     4,526,419     4,042,588
  Total shares outstanding             8,957,560     4,605,358     4,605,358     4,619,658     4,640,898

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company continues to finance its growth from funds generated by its current operations. The Company also used such funds to pay cash dividends, acquire certain license rights, and add new licensees/franchisees.

In fiscal 1999, the Company's continuing operations generated $947,748 in cash which was sufficient for the Company's cash requirements. This cash was used to pay cash dividends of $172,701 and purchase equipment and property at a cost of $324,416.

The Company paid cash dividends to its shareholders during the first quarter of fiscal 1999; however, the policy of quarterly dividends was suspended during the remaining three quarters due to the pending sale of stock by the Company to UFAC and the subsequent tender offer. The board declared a cash distribution of $1.60 per share payable to the holders of the rights to the distribution on July 12, 1999 to shareholders of record on June 25, 1999. The board does not expect to declare any dividends during the fiscal year ending June 30, 2000.

In June 1999, a complaint was filed against multiple defendants including the Company. The complaint arises from the alleged embezzlement by a former licensee in connection with claims services provided for the benefit of the plaintiff. The complaint seeks damages of at least $1,800,000 from the Company. As the Company is still in the discovery phase of this litigation, the Company cannot yet assess the merits of the complaint or the effects this litigation will have on the Company. For further discussion, see "Item 3 - Legal Proceedings".

The Company anticipates that during fiscal 2000 its operations will generate sufficient cash to fund its operations and equipment acquisitions. The Company projects that its capital expenditures for equipment will be approximately $200,000 to $300,000 in fiscal 2000.

RESULTS OF OPERATIONS 1999 COMPARED TO 1998

REVENUE

The Company's revenue increased to $6,342,000 from $5,825,000 in fiscal 1999, resulting in a 8.9% increase as compared to the prior fiscal year. The increase consists primarily of a $176,000 increase in adjusting and other revenue and a $339,000 increase in continuing licensee and franchisee fees.

The increase of $176,000 in adjusting and other fees to $1,405,000 in the current fiscal year compared to $1,229,000 in the prior fiscal year represents an increase of 14.3%. The Company experienced an increase of $198,000 in its Phoenix office and decreases of $8,000 and $14,000 in adjusting fees from its Las Vegas/Henderson and Tucson offices, respectively. The increase in fees from the Phoenix office primarily reflects fees generated from a client acquired in November of 1997.

The Company's revenue from continuing licensee and franchisee fees increased 7.4% or $339,000 from $4,597,000 in the prior fiscal year to $4,936,000 in the current fiscal year. The increase reflects the benefit to the Company's licensees and franchisees from an increase in claims assignments from insurance companies and self-insureds.

The Company's revenue is affected by numerous matters including the work loads of other companies and claims presented by their clients. The Company, therefore, is unable to project its future revenue. The Company has historically seen growth in licensee and franchisee fees paid. However, during the prior fiscal year, the Company experienced a decrease in revenue due primarily to the phase out of a business relationship with its then major client. The Company has responded to this loss of revenue by continuing to develop and implement sales and marketing efforts to take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees. Through these efforts and the addition of UFAC's marketing resources, the Company anticipates that over time the lost business will be replaced and hopes to see continued growth in licensee and franchisee fees paid from other sources. There is no assurance, however, that the Company will be successful in replacing the lost business.

COMPENSATION AND EMPLOYEE BENEFITS

Compensation and employee benefits represent approximately 58.1% of the Company's costs and expenses and are the Company's largest expense item. These expenses increased 15.3% or $431,000 to $3,248,000 in the current fiscal year from $2,817,000 in the prior fiscal year. This increase is primarily the result of the retirement packages paid to Mr. Rocke and Mrs. Ryberg of $327,827 and $249,940, respectively. Furthermore, certain adjusters in the Phoenix office are compensated by commission based on their adjusting services. As the adjusting fees in the Phoenix office increase, the wages paid to these adjusters also increase. However, the Company has reduced the amount of compensation paid to its administrative staff due to the departure and non-replacement of certain salaried personnel.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

The Company's expenses other than compensation and fringe benefits increased $233,000 or 11.1% from fiscal 1998 to fiscal 1999. Significant changes included the following increases: legal expenses of $162,000; auditing and accounting fees of $81,000; UFAC service fees of $50,000; computer consulting fees of $27,000; general insurance of $22,000; miscellaneous expenses of $30,000, and a decrease in bad debt expense of $115,000.

The increase in legal fees reflects the Company's increased need for legal services in connection with the transaction with UFAC. The increase in audit and accounting fees reflects the Company's decision to out-source certain income tax and financial reporting functions that were previously performed in-house. The Company believes this will enable it to more efficiently monitor compliance with the constantly changing state and federal tax and reporting laws and regulations. Furthermore, the Company has incurred additional accounting fees in connection with the transaction with UFAC.

The balance of the Company's costs and expenses have not changed significantly from the prior fiscal year.

OTHER INCOME

The Company's other income increased $102,000 or 80.3% from fiscal 1998 to fiscal 1999. The principal items affecting this increase included a $32,000 increase in interest income, a $61,000 increase in realized gain on equity securities primarily due to the redemption of the Company's mutual funds, a decrease in interest expense of $30,000; and a decrease in dividend income of $10,000.

INCOME TAXES

Income taxes were 44.4% and 40.4% of the Company's income before income taxes for fiscal year 1999 and 1998 respectively. A difference in these rates is due to permanent differences and is reflected in the reduction of the deferred tax asset of $54,000 from $289,000 at June 30, 1998, to $235,000 at June 30, 1999.
The Company's income taxes have not been significantly affected by any changes in the federal and state tax laws. However, tax rates can be changed at any time based upon legislation.

NET INCOME

The Company's net income decreased $66,000 to $546,000 in current fiscal year from $612,000 in fiscal 1998, a decrease of 10.8%. The most significant items affecting net income were the $516,000 increase in revenue, a $431,000 increase in compensation and fringe benefits, a $233,000 increase in expenses other than compensation and fringe benefits, and a $102,000 increase in other income. During the fourth quarter of fiscal 1999, the Company recorded a net loss of $97,179. The most significant item contributing to this loss was a one time charge of $577,767 for severance pay to former employees.

RESULTS OF OPERATIONS 1998 COMPARED TO 1997

REVENUE

The Company's revenue decreased to $5,825,000 from $6,165,000 in fiscal 1997, resulting in a 5.5% decrease as compared to the prior fiscal year. The decrease consisted of a $343,000 increase in adjusting and other revenue and a $683,000 decrease in continuing licensee and franchisee fees.

The increase of $343,000 in adjusting and other fees to $1,229,000 in the fiscal year ended June 30, 1998, compared to $886,000 in the prior fiscal year represents an increase of 38.7%. A significant portion of this increase is related to the Company's Las Vegas/Henderson, Nevada office which was acquired during the last quarter of the prior fiscal year from a former licensee. This office generated $340,000 in adjusting fees for fiscal 1998.

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

COMPENSATION AND EMPLOYEE BENEFITS

Compensation and employee benefits represented approximately 57.2% of the Company's costs and expenses and are the Company's largest expense item. These expenses increased 16.6% or $402,000 to $2,817,000 in the fiscal year ended June 30, 1998, from $2,415,000 in the prior fiscal year. This increase is the result of the addition of a Marketing Director to the Company's corporate staff, twelve months of salary for the employees in Las Vegas/Henderson, Nevada as a result of the April 1997 acquisition, additional employees hired including temporary employees to handle increased work loads in the Corporate office, and cost of living and merit increases given to employees. In addition, the cost of compensation and fringe benefits was reduced $21,000 as a result of the decline in the Company's income and a corresponding decline in related bonuses. Furthermore, the Company paid $85,000 in severance pay to a former employee.

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

YEAR 2000 COMPLIANCE -- The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals. Many currently installed computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Left uncorrected, time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in a computer shutdown or incorrect calculations. Failures of the Company's and/or third parties' computer systems could have a material adverse effect on the Company's ability to conduct its business.

To date, the Company has examined both its information technology and non-information technology systems. The Company determined that certain of the software used by the Company is not Year 2000 compliant. The Company has identified and purchased upgraded software that is Year 2000 compliant. In addition, the Company is currently updating all custom software so that it is Year 2000 compliant. A full-time programmer is dedicating all of her efforts to this project. The Company expects to complete these upgrades by October 31, 1999. The Company has had its computer servers tested internally and by an external party. The external party has found all but one operating system are compliant. Arrangements are currently being made to upgrade the noncompliant server. The Company hopes to finish its testing of internal systems by October 31, 1999.

All of the Company's personal computers that need to be Year 2000 compliant have been upgraded. The Company has determined that its alarm, heating, and air conditioning systems will not be affected by the Year 2000. The Company has completed an analysis of the Company's operations to identify the remaining Year 2000 issues embodied in its operations and facilities and is developing a plan to resolve such issues. Except as noted herein, the Company expects to complete the formal plan of resolution by September 30, 1999.

Certain software products sold by the Company to certain of its licensees and franchisees in prior years are not Year 2000 compliant. A partial upgrade to accommodate current policy dates on or after Year 2000 has already been developed and distributed to franchisees free of charge. The Company's computer staff is developing an upgrade of the software that will be Year 2000 compliant. The Company expects to complete development of the Year 2000 compliant version of its software by October 1, 1999. The Company will distribute this version to purchasers of the non-compliant version, free of charge. The Company does not anticipate that the cost of this upgrade will be material to the Company's operations.

Members of the Company's computer staff are undertaking the task of contacting the Company's customers and vendors to determine the status of such customers' and vendors' software for Year 2000 compliance. None of the responses received thus far have indicated any major problems. As the Company identifies these issues, it will determine the steps necessary to minimize disruptions due to failures in Year 2000 compliance by its customers and/or vendors.

To date, the Company has paid approximately $150,000 in the analysis, development, and implementation of a plan to address its Year 2000 issues, and does not expect costs to exceed $325,000 in total. The Company's estimate reflects assumptions regarding the extent of the Year 2000 issues embodied in the Company's operations and facilities, the availability and cost of personnel trained in this area, the compliance plans of third parties, and similar uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issue, and in particular, the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially from those anticipated. If the Company is unable to address the Year 2000 issues successfully, or in a timely fashion, the Company may need to devote more resources to the process and additional costs may be incurred. This could have a material adverse effect on the Company's results of operations. The Company has purchased insurance that may offset certain losses to the Company for claims based upon non-compliance with Year 2000 issues.

In its reasonably likely worst case Year 2000 scenario, the Company anticipates that the software which it uses, despite the completion upgrades, will still fail to be Year 2000 compliant. In addition, it is possible that the software sold by the Company to certain of its licensees and franchisees will not become Year 2000 compliant despite the Company's efforts to upgrade this software. Finally, the Company anticipates the possibility that its customers' and vendors' systems will not be Year 2000 compliant. In the event that any of these scenarios materialize, the Company expects that it would experience problems processing transactions and remitting checks to licensees and franchisees. Licensees and franchisees would experience a slow-down in their processing of paperwork.

In the event that the steps being implemented by the Company fail to avoid problems associated with the Year 2000, the Company is currently developing its contingency plans. Such plans may include the immediate purchase of replacement hardware or software at the beginning of the Year 2000, the switching of vendors who supply goods or services to the Company, or other alternatives. In addition, the Company installed a back-up power generator in August 1999 to prepare for the unlikely event of a power grid failure. The Company anticipates that its contingency plans will be completed no later than October 1999.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, fair values, or future cash flows due to potential changes in the price of a financial instrument. A financial instrument's value may change as a result of changes in interest rates, exchanges rates, commodity prices, equity prices, and other market changes. Market risk is inherent in all market risk sensitive financial instruments.

During the fiscal year, the Company invested in $1,000,000 U.S. treasury bills. However, the Company ceased investing in treasury bills upon the expiration of a treasury bill on May 20, 1999. The Company retained the funds to provide additional cash for the cash distribution related to the UFAC transaction.
Therefore, the Company is no longer exposed to any interest income risk and market value risks on these investments.

The Company also invested in various mutual funds throughout the fiscal year that it held as short-term available for sale investments. However, in June 1999, the Company sold all its mutual funds to provide additional cash to fund the cash distribution related to the UFAC transaction. Therefore, the Company is no longer exposed to market risk associated with these investments.

The Company has a book value of $668,000 invested in municipal bonds that it carries as long term held to maturity investments. An increase in interest rates would result in a decline in the market value of the bonds. These bonds mature between 2005 and 2031. As the Company has the intent and ability to hold these bonds to maturity, the market risk associated with these bonds is insignificant and does not have a material effect on the financial statements.

Although the Company wholly owns a Canadian subsidiary, the cash held by the Canadian subsidiary is not material to the Company's operations. Any foreign currency fluctuations would not have a material effect on the Company's financial statements.

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

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                               Served as Director
                                                                                Since Year Listed
Name/Title                Business Experience                        Age            Below (1)
----------                -------------------                        ---       ------------------
Milo C. Bolender          Mr. Bolender has been employed by The       47     April 1999-August 1999
                          Progressive Corporation since 1987 and           (Mr. Bolender resigned as
                          currently manages the Claims Services            a director in August 1999)*
                          Marketing Group within Progressive's
                          Diversified Business Group. In previous
                          positions within Progressive, Mr.
                          Bolender served as Product Manager for
                          both private passenger auto and
                          commercial auto programs. Prior to
                          joining Progressive, he was employed in
                          the commercial banking industry,
                          including senior positions in the
                          commercial lending groups of Union Bank
                          California and Lloyds Bank California.
                          Mr. Bolender has an MBA from Loyola
                          Marymount University.

Charles B. Chokel         Mr. Chokel graduated from Williams          46     April 1999-August 1999
                          College and received his MBA from the            (Mr. Chokel resigned as
                          University of Chicago. He worked for             a director in August 1999)*
                          three years as a commercial property
                          underwriter for Chubb and Son before
                          joining Progressive in 1978. He has held
                          many different positions at Progressive,
                          including National Sales Manager, Auto
                          Product Manager, California Division
                          President and Chief Financial Officer,
                          and, is currently Progressive's CEO of
                          Investments and Capital Management.

John M. Davies            Effective June 1, 1999, Mr. Davies          43              1999
Director                  became President of Netrex, LLC, a
                          startup financial services and
                          technology company. Mr. Davies was
                          employed by The Progressive Corporation
                          from 1990 to 1999. His last position
                          with Progressive was managing
                          Progressive's Diversified Business
                          Group. Prior to joining Progressive, he
                          was employed at Coopers & Lybrand, an
                          international accounting and consulting
                          firm. Mr. Davies has an MBA from the
                          University of Pittsburgh and has earned
                          numerous professional designations,
                          including being a Certified Public
                          Accountant, a Chartered Property and
                          Casualty Underwriter and a Chartered
                          Life Underwriter.

Jeffrey R. Harcourt       Mr. Harcourt has been employed by The       38              1999
Chief Financial Officer   Progressive Corporation since 1990 and
and Director              currently is the Controller for
                          Progressive's Diversified Business
                          Group. Prior to joining Progressive, he
                          was employed by KPMG Peat Marwick, an
                          international accounting and consulting
                          firm. Mr. Harcourt holds a BS degree
                          from Miami University and has earned
                          numerous designations, including being a
                          Certified Public Accountant, a Chartered
                          Property and Casualty Underwriter, a
                          Certified Internal Auditor and a
                          Certified Information systems Auditor.

                                                                               Served as Director
                                                                                Since Year Listed
Name/Title                Business Experience                        Age            Below (1)
----------                -------------------                        ---       ------------------
George M. Hill            Mr. Hill has been associated with the       91          1978-1999
                          Company in an advisory capacity for more         (Mr. Hill resigned as a
                          than 25 years, was a Vice President of            director in April 1999)
                          the Company and an Assistant Secretary
                          of the Company. He is a senior partner
                          in the Phoenix law firm of George M.
                          Hill & Associates and has been a
                          practicing attorney in Arizona for over
                          50 years. Mr. Hill is a Director and
                          Secretary of National Car Rental,
                          Phoenix, Denver and Colorado Springs,
                          and Director and Vice President of
                          Precise Metal Products Co., Phoenix and
                          Salt Lake City.

Troy Huth                 Mr. Huth has been employed by The           39              1999
Director, President and   Progressive Corporation since 1986 and
Chairman of the Board     currently manages Progressive's
                          Diversified Technologies Group, the
                          Progressive Vehicle Inspection Services
                          Group, and the Progressive Diversified
                          Business Group Claims Organization.
                          Prior to joining Progressive, he held
                          several information technology
                          management positions in manufacturing
                          and service businesses and has been in
                          the technology field since 1979. Mr.
                          Huth has a BA from Baldwin Wallace
                          College.

Jeffrey C. Jordan         Mr. Jordan has been employed by The         43              1999
Director and Executive    Progressive Corporation from 1978-1980
Vice President            and from 1984 through the present. He
                          began his career with Progressive as an
                          adjuster trainee and has held numerous
                          technical and managerial positions
                          within the Progressive claims
                          organization. Mr. Jordan holds a BA
                          degree from Rutgers University and a JD
                          from UCLA. Prior to his return to
                          Progressive in 1984, Mr. Jordan was an
                          attorney in private practice in Los
                          Angeles.

Francis J. LaPallo        Mr. LaPallo joined the Company on June      51              1996
Director and Executive    24, 1996. From 1977 until joining the
Vice President            Company he practiced law in Maryland,
                          the District of Columbia and California.
                          From 1990 until joining the Company he
                          was a partner with the law firm of
                          Manatt, Phelps & Phillips in Los
                          Angeles, California. He represented the
                          Company in various legal matters from
                          1994 until joining the Company. An
                          employment agreement between the Company
                          and Mr. LaPallo provides that he will be
                          an executive officer of the Company
                          through June 30, 2001.

Louis T. Mastos           Mr. Mastos has been the President of        78              1978
Director**                Louis T. Mastos & Associates, Inc., a
                          managing general agency located in Reno,
                          Nevada, since 1971. He is past President
                          of the American Association of Managing
                          General Agents. Mr. Mastos was the
                          Insurance Commissioner of the State of
                          Nevada from 1965 to 1971.

                                                                               Served as Director
                                                                                Since Year Listed
Name/Title                Business Experience                        Age            Below (1)
----------                -------------------                        ---       ------------------
James S. Rocke            Mr. Rocke has been employed by the          31           1993-1999
Secretary/Treasurer       Company since 1982 and currently is an            (Mr. Rocke resigned as
                          adjuster in the Company's Phoenix                a director in August 1999)*
                          office. Mr. Rocke was elected
                          secretary/treasurer of the Company in
                          1993. Mr. Rocke graduated from Arizona
                          State University in 1991 with a BS
                          degree in Finance. Mr. Rocke is the son
                          of William J. Rocke.

William J. Rocke          Mr. Rocke founded the Company in 1957       75              1975
Director                  and served as an Executive Officer of
                          the Company and its predecessor
                          entities. Mr. Rocke has been in the
                          insurance adjusting business since 1952.
                          He has a law degree from the University
                          of Denver and is a member of the
                          Colorado Bar Association. Mr. Rocke
                          retired as Chairman of the Board and
                          Chief Executive Officer of the Company
                          on June 30, 1999.

Jean E. Ryberg            Mrs. Ryberg held several positions with     67              1975
Director**                the Company since 1962. She also managed
                          the Company's insurance adjusting and
                          risk management operations in the
                          Phoenix and Tucson, Arizona and Las
                          Vegas, Nevada offices. She was elected
                          President of the Company in 1993 and
                          served in that capacity until retiring
                          on June 30, 1999.

Merlin J. Schumann        Mr. Schumann has been a Certified Public    55           1984-1999
                          Accountant with the firm of Murray &             (Mr. Schumann resigned as
                          Murray, P.C., located in Phoenix,                a director in August 1999)*
                          Arizona, for over 20 years. Since
                          December, 1990, Mr. Schumann has also
                          held the position of General Securities
                          Representative with H.D. Vest Investment
                          Securities, Inc., a stock brokerage and
                          investment counseling firm located in
                          Irving, Texas.

Dane A. Shrallow          Mr. Shrallow has been practicing            52     April 1999-August 1999
                          corporate and business law since 1971.           (Mr. Shrallow resigned as
                          Mr. Shrallow joined the Progressive              a director in August 1999)*
                          organization in 1988 and currently
                          serves as Associate General Counsel of
                          Progressive and its subsidiaries. Prior
                          to joining Progressive, Mr. Shrallow
                          served as Assistant General Counsel of
                          Leaseway Transportation Corp., a company
                          engaged in the truck transportation,
                          leasing and physical distribution
                          industries. Mr. Shrallow has a BS in
                          Commerce from Washington and Lee
                          University and a JD from Cornell
                          University.

                                                                               Served as Director
                                                                                Since Year Listed
Name/Title                Business Experience                        Age            Below (1)
----------                -------------------                        ---       ------------------
R. Scott Younker          Mr. Younker has been a licensee of the      63           1992-1999
                          Company in Prescott, Arizona since 1979.         (Mr. Younker resigned as
                          He has been engaged in the insurance             a director in August 1999)*
                          adjusting business for 33 years.


William A. White          Mr. White has been employed by The          45              1999
Director                  Progressive Corporation since 1985 and
                          currently manages Progressive's
                          Diversified Claims Business Group. Prior
                          to joining Progressive, Mr. White served
                          as a commissioned officer in the United
                          States Army. Mr. White holds a master's
                          degree from the University of Southern
                          California and undergraduate degree in
                          Business Administration from John
                          Carroll University in Cleveland, Ohio.

(1) Term will continue until next election of directors.

* These directors resigned in connection with a board determination to fix the number of directors at nine.

** Member of the Company's audit committee.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company during its year ended June 30, 1999, to each executive officer whose aggregate compensation exceeded $100,000.

                                    Summary Compensation Table
                              ---------------------------------------
                                                            Other Annual    All Other
                                                            Compensation  Compensation
Name and Principal Position   Year   Salary ($)  Bonus ($)     ($)(2)       ($)(3)(4)
---------------------------   ----   ----------  ---------     ------       ---------
William J. Rocke, CEO,        1999    241,105     32,914         --          412,830
Chairman, Director            1998    237,776     39,794         --           29,898
                              1997    231,300     51,559         --           23,569

Jean E. Ryberg                1999    171,453     32,914         --          321,715
President, Director           1998    169,085     39,794         --           29,898
                              1997    164,480     51,559         --           29,568

Francis J. LaPallo,           1999    156,359     32,914         -            29,801
Executive Vice President      1998    185,040         --         --           29,898
Director                      1997    180,000         --         --           29,568

(1) Columns g and h have been omitted as there has been no long term compensation awarded to, earned by or paid to any of the named executives in any fiscal year covered by these columns.

(2) No perquisites were received by any person named above greater than the lesser of $50,000 or 10% of salary plus bonus.

(3) "All Other Compensation" includes (i) directors' fees of $3,000, $2,250, and $3,750 for Mr. Rocke in years ended June 30, 1999, 1998 and 1997 respectively; $3,000, $2,250, and $3,750 for Mrs. Ryberg in years ended June 30, 1999, 1998 and 1997 respectively; $3,000, $2,250, and $3,750 for
     Mr. LaPallo in years ended June 30, 1999, 1998, and 1997 respectively; (ii) profit sharing contributions of $27,514, $27,648, and $19,819 for Mr. Rocke in years ended June 30, 1999, 1998 and 1997 respectively; $27,514, $27,648, and 25,818 for Mrs. Ryberg in years ended June 30, 1999, 1998, and 1997 respectively; $26,801, $27,648, and $25,818 for Mr. LaPallo in years ended June 30, 1999, 1998, and 1997 respectively; and (iii) retirement packages for Mr. Rocke and Mrs. Ryberg in the amounts of $382,316 and $291,201, respectively, for the fiscal year ended June 30, 1999.

     Excluded from all other compensation is the increase and the amortization of the June 30, 1995 cash surrender value of these life insurance policies. The amount excluded is $18,391, $18,166, and $18,119, for Mr. Rocke for the years ended June 30, 1999, 1998, and 1997, respectively, and $14,173, $14,070, and $13,678 for Mrs. Ryberg for the years ended June 30, 1999, 1998, and 1997, respectively.

(4) On June 30, 1999, William J. Rocke and Jean E. Ryberg terminated their employment with the Company. Mr. Rocke received a severance package with a total value of $382,316 and Mrs. Ryberg received a severance package with a value of $291,201. Included in these amounts were their company cars and the life insurance policies previously owned by the Company.

OPTION/SAR EXERCISES AND HOLDINGS

During 1999 the Company did not grant any stock options.

The following table shows the number of shares and value of grants outstanding as of June 30, 1999 for each Named Executive.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND YEAR-END OPTION/SAR VALUES

                                                        Number of Securities          Value of Unexercised,
                                                       Underlying Unexercised       In-The-Money Options/SARs
                        Shares                       Options/SARs at 6/30/99 (#)       at 6/30/99 ($)(a)
                       Acquired         Value        ---------------------------   ---------------------------
      Name           on Exercise (#)  Realized ($)   Exercisable   Unexercisable   Exercisable   Unexercisable
      ----           ---------------  ------------   -----------   -------------   -----------   -------------
William J. Rocke        21,718           2,715              --          --               --           --

Jean E. Ryberg          21,718           8,144          29,629          --               --           --

Francis J. LaPallo          --              --         100,000          --           25,000           --

(a) Value of unexercised, in-the-money Company options based on a fair market value of the Company's common stock of $3.125 per share as of June 30, 1999.

DIRECTORS COMPENSATION

     During fiscal 1999, each director (other than those employed by Progressive), but including employees of the Company, was paid $750 per Board meeting attended. In total, each director received $3,000 for attendance at Board Meetings.

EMPLOYMENT AGREEMENTS

     The Company has an employment agreement with Mr. LaPallo for a five-year term. Mr. LaPallo's agreement was effective June 23, 1996 and expires June 30,
2001. In addition, the services of Mr. Jeffrey Jordan are provided to the Company pursuant to the service agreement with UFAC.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of the Company's common stock on August 24, 1999, by (1) each director, (2) each executive officer, (3) all directors and executive officers of the Company as a group, (4) each person, known by the Company, to be the beneficial owners of more than 5% of the common stock.

                                                            Amount of Beneficial Ownership
                                                             Common Stock $.01 Par Value
                                                          ----------------------------------
Name and Address**                                        Number of Shares (1)   Percent (2)
------------------                                        --------------------   -----------
John M. Davies                                                      500                 *

Francis J. LaPallo and Wendy J. Harrison, his wife (3)          122,000              1.35%

Louis T. Mastos and Eva B. Mastos, his wife (4)                 207,103              2.31%

William J. Rocke and Garnet Rocke, his wife (5)                 415,332              4.64%
P. O. Box 7641
Phoenix, Arizona  85011

James S. Rocke (6)                                              444,867              4.97%
P. O. Box 7641
Phoenix, Arizona  85011

Jean E. Ryberg (7)                                              140,589              1.56%

All officers and directors as a group                         1,040,391             11.45%
  (six persons) (8)

United Financial Adjusting Company                            5,258,513             57.87%

*  Less than 1%
** Addresses not shown are those of the Company.

(1) The number of shares shown in the table, including the notes thereto, have been rounded to the nearest whole share. Includes, when applicable, shares owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of Common Stock such person has custody, voting control or power of disposition. Also includes shares of Common Stock that the identified person had the right to acquire within 60 days of August 24, 1999 by the exercise of stock options.

(2) The percentages shown include the shares of Common Stock which the person will have the right to acquire within 60 days of August 24, 1999. In calculating the percentage of ownership, all shares of Common Stock which the identified person will have the right to acquire within 60 days of August 24, 1999 are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by any other stockholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

(3) Includes 100,000 shares subject to a currently exercisable stock option at $2.875 per share.

(4) Includes 183,180 shares which are held in a trust under an agreement dated February 10, 1981, in which Mr. and Mrs. Mastos hold equal beneficial interests, and 23,523 shares which are held by the Louis T. Mastos in an Individual Retirement Account.

(5) Includes 290,000 shares held by Old Frontier Investment, Inc., of Arizona, of which William J. and Garnet Rocke hold 51% of the outstanding stock.

(6) Includes 290,000 shares held by Old Frontier Investment, Inc. of Arizona of which James S. Rocke holds 49% of the outstanding stock.

(7) Includes 29,629 shares subject to a currently exercisable stock options at $3.375 per share. Excludes 15,000 held by Mrs. Ryberg's sons in which she disclaims any beneficial interest.

(8)  Excludes all duplicate reporting of holdings.

Based solely on a review of the copies of such forms received by the Company during the fiscal year ended June 30, 1999, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock complies with all Section 16(a) filing requirements during such fiscal year, except that R. Scott Younker filed a late Form 4 covering two transactions totaling 18,000 shares. James S. Rocke filed a late Form 4 regarding 2,000 shares purchased in 1995, and William J. Rocke filed a late Form 4 regarding 100 shares purchased March 24, 1994.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Old Frontier Investment, Inc. of Arizona, of which William J. Rocke and Garnet Rocke, his wife, are owners of 51% of the issued and outstanding stock of said corporation and James S. Rocke owns the remaining 49%, has entered into a license agreement with the Company pursuant to which it operates, under standard terms and conditions, an insurance adjusting and risk management business located in Scottsdale, Arizona, and is paid a 5% royalty on gross revenue derived from services provided by certain other licensees in other Arizona cities and towns. The Company paid that corporation $13,382 during fiscal year 1999 in connection with such 5% royalty agreement.

     George M. Hill, former Vice President and former Director of the Company, acts as General Counsel to the Company. During the fiscal year 1999, the Company paid Mr. Hill $92,187 for services rendered and disbursements. Such fees will continue to accrue, pursuant to a retainer agreement, at the rate of $3,000 per month effective June 1, 1999.

     The Company paid its former Vice Chairman, William W. Strawther, Jr., $20,000 during fiscal year 1999 for business and financial consulting services.

     In April 1999, in conjunction with the transaction with UFAC, the Company entered into an agreement with UFAC whereby the Company will pay a $25,000 monthly fee for marketing, managerial, technological, financial, the full time services of Jeffrey Jordan, and other services and resources. As of June 30, 1999, the Company has incurred $50,000 in service fees related to this agreement.

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

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)   Financial Statements

          The following Financial Statements are included at page F-1:

               Report of Independent Auditor

               Consolidated Balance Sheets - June 30, 1999 and 1998

               Consolidated Statements of Income for the Years Ended June 30, 1999, 1998 and 1997

               Condensed Consolidated Statements of Comprehensive Income for years ended June 30, 1999, 1998 and 1997

               Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997

               Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1999, 1998 and 1997

               Notes to Consolidated Financial Statements - June 30, 1999, 1998 and 1997

(a) (2)   Financial Statement Schedules

          Schedule
           Number

             II Valuation and Qualifying Accounts Years Ended June 30, 1999, 1998 and 1997

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

   10(h) Agreement, dated June 1, 1990, between the Registrant and Scottsdale Insurance Company*

   10(i)       Form of Software Purchase Agreement and Order Form*

   10(j) Frontier Adjusters of America, Inc., Stock Option Plan, dated May 21, 1996****

   10(k)       Employment   Agreement,   dated  April  23,  1996,   between  the
               Registrant and Francis J. LaPallo*****

   10(l) Stock Purchase Agreement between Frontier Adjusters of America, Inc. and United Financial Adjusting Company, dated as of November 20, 1998, including the following attachments******
                    Terms of Preferred Shares, Registration Rights Agreement, Service Agreement, William Rocke Agreement, and
                    Jean Ryberg Agreement

   21          List of Subsidiaries of Frontier Adjusters of America, Inc.

   23          Consent of Independent Accountants

   27          Financial Data Schedule
----------
     *  Incorporated  by  reference  to  the Registrant's Form S-2 filed July 9,
        1991
    ** Incorporated by reference to the Registrant's Form 10-K for the year ended June 30, 1993
   *** Incorporated by reference to the Registrant's Form 10-K for the year ended June 30, 1995
  **** Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1996.
 ***** Incorporated by reference to the Registrant's Form 10-K for the year ended June 30, 1996.
****** Incorporated by reference to the Exhibits to Frontier Adjusters of America, Inc., Notice of Annual Meeting, and Proxy Statement on Form 14A as filed with the SEC in definitive form on March 26, 1999.

(b) The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year June 30, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        FRONTIER ADJUSTERS OF AMERICA, INC.

                                        /s/ Troy Huth
                                        ----------------------------------------
                                        Troy Huth, President
                                          and Chairman of the Board

                                        September 3, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:


/s/ John M. Davies                                             September 3, 1999
----------------------------------------
John M. Davies, Director


/s/ Jeffrey R. Harcourt                                        September 3, 1999
----------------------------------------
Jeffrey R. Harcourt, Chief
Financial Officer and Director


/s/ Troy Huth                                                  September 3, 1999
----------------------------------------
Troy Huth, Chairman of the
Board, President, Director


/s/ Jeffrey C. Jordan                                          September 3, 1999
----------------------------------------
Jeffrey C. Jordan, Exec.
Vice President, Director


/s/ Francis J. LaPallo                                         September 3, 1999
----------------------------------------
Francis J. LaPallo, Exec.
Vice President, Director


/s/ Lou Mastos                                                 September 3, 1999
----------------------------------------
Lou Mastos, Director


/s/ William J. Rocke                                           September 3, 1999
----------------------------------------
William J. Rocke, Director


/s/ Jean E. Ryberg                                             September 3, 1999
----------------------------------------
Jean E. Ryberg, Director


/s/ William A. White                                           September 3, 1999
----------------------------------------
William A. White, Director

                       FRONTIER ADJUSTERS OF AMERICA, INC.

                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditor                                               F-2

Consolidated Balance Sheets - June 30, 1999 and 1998                        F-3

Consolidated Statements of Income for the Years Ended June 30,
1999, 1998 and 1997                                                         F-4

Condensed Consolidated Statements of Comprehensive Income for the Years F-5 Ended June 30, 1999, 1998 and 1997.

Consolidated Statements of Cash Flows for the Years Ended
June 30, 1999, 1998 and 1997                                                F-6

Consolidated Statements of Stockholders' Equity for the Years
Ended June 30, 1999, 1998 and 1997                                          F-7

Notes to Consolidated Financial Statements - June 30, 1999,
1998 and 1997                                                               F-8

Supplementary Schedule                                                      F-19

Schedule II - Valuation and Qualifying Accounts Years Ended
June 30, 1999, 1998 and 1997                                                F-20

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Frontier Adjusters of America, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Frontier Adjusters of America, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Adjusters of America, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II for the years ended June 30, 1999, 1998, and 1997 included on page F-20 of this form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

McGLADREY & PULLEN, LLP


/s/ McGladrey & Pullen, LLP

Phoenix, Arizona
August 6, 1999

CONSOLIDATED BALANCE SHEETS

Frontier Adjusters of America, Inc. and Subsidiaries

June 30,                                                            1999           1998
------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $  6,892,851    $    929,364
  Securities available for sale (Note 6)                                --       1,289,519
  Current portion of advances to licensees
    and franchisees (Note 4)                                       859,515         900,190
  Receivables, net (Note 3)                                        744,241         681,830
  Income tax refund receivable                                      99,226         172,948
  Unbilled adjusting fees                                           37,170          40,950
  Prepaid expenses                                                 344,041         317,454
  Deferred income taxes, current portion (Note 9)                  161,818         225,740
                                                              ------------    ------------
      TOTAL CURRENT ASSETS                                       9,138,862       4,557,995
                                                              ------------    ------------
PROPERTY AND EQUIPMENT, at cost, less accumulated
 depreciation and amortization (Note 5)                          1,608,936       1,724,329
                                                              ------------    ------------
OTHER ASSETS
  Held to maturity investments (Note 6)                            685,148         694,724
  Advances to licensees and franchisees,
    net of current portion (Note 4)                                350,000         431,000
  Licenses and franchises, net of accumulated
    amortization of $303,605 in 1999 and $256,654 in 1998          226,015         155,838
  Deferred income taxes, net of current portion (Note 9)            73,563          63,532
  Cost of subsidiary in excess of net identifiable assets
    acquired, net of accumulated amortization of $181,441
    in 1999 and $179,130 in 1998                                    32,377          34,688
  Other                                                              4,083         138,594
                                                              ------------    ------------
                                                                 1,371,186       1,518,376
                                                              ------------    ------------
      TOTAL ASSETS                                            $ 12,118,984    $  7,800,700
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                             $     28,005    $     62,118
 Salaries payable and related benefits                             404,325         609,113
 Service fees due to UFAC                                           50,000              --
 Distributions payable (Note 14)                                 5,918,475              --
 Licensees' and franchisees' remittance payable                    552,946         545,830
 Current portion of long term liability                                 --          28,509
 Other (Note 13)                                                   111,600          97,936
                                                              ------------    ------------
      TOTAL CURRENT LIABILITIES                                  7,065,351       1,343,506
                                                              ------------    ------------
LONG TERM LIABILITY                                                     --           4,953
                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 13)                                 --              --
STOCKHOLDERS' EQUITY
Preferred stock, authorized 100,000,000 shares,
  par value $.01, none issued or outstanding                            --              --
Common stock, authorized 100,000,000 shares,
  par value $.01, issued 9,019,059 shares in
  1999 and 4,782,010 shares in 1998                                 90,191          47,820
Additional contributed capital                                   2,104,426       2,148,470
Retained earnings                                                3,022,731       4,735,935
                                                              ------------    ------------
                                                                 5,217,348       6,932,225
 Add (deduct):
  Treasury stock; 61,499 shares in 1999 and 176,652 in 1998       (184,368)       (529,584)
  Other                                                             20,653          49,600
                                                              ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                              5,053,633       6,452,241
                                                              ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 12,118,984    $  7,800,700
                                                              ============    ============

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

Frontier Adjusters of America, Inc. and Subsidiaries

Years Ended June 30,                                        1999           1998           1997
--------------------------------------------------------------------------------------------------
REVENUE
  Continuing licensee and franchisee fees (Note 7)       $ 4,936,349     $4,596,657    $ 5,278,967
  Adjusting and risk management fees (Note 7)              1,405,235      1,228,691        885,636
                                                         -----------    -----------    -----------
                                                           6,341,584      5,825,348      6,164,603
                                                         -----------    -----------    -----------
COST AND EXPENSES
  Compensation and employee benefits (Notes 11 and 13)     3,248,276      2,817,168      2,414,582
  Office                                                     411,345        404,554        379,287
  Advertising and promotion                                  385,372        395,210        347,396
  Depreciation and amortization                              271,884        253,667        240,246
  Bad debt expense                                           237,601        352,132        149,392
  Service fees to UFAC                                        50,000             --             --
  Legal fees paid to a director (Note 10)                     92,187         92,510         91,572
  Other                                                      891,342        609,111      1,064,058
                                                         -----------    -----------    -----------
                                                           5,588,007      4,924,352      4,686,533
                                                         -----------    -----------    -----------
    INCOME FROM OPERATIONS                                   753,577        900,996      1,478,070
                                                         -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Interest income                                            165,272        133,067        154,860
  Disposition of investments                                      --          4,042            343
  (Loss) on sale of license                                  (14,500)       (13,000)            --
  Gain on disposition of equipment                             1,501          6,352         24,875
  Realized gain (loss) (Note 6)                               60,753            (93)       (74,914)
  Other                                                       15,539         (3,497)        15,107
                                                         -----------    -----------    -----------
    TOTAL OTHER INCOME                                       228,565        126,871        120,271
                                                         -----------    -----------    -----------
    INCOME BEFORE INCOME TAXES                               982,142      1,027,867      1,598,341

    INCOME TAXES (Note 9)                                    435,690        415,392        619,143
                                                         -----------    -----------    -----------
    NET INCOME                                           $   546,452    $   612,475    $   979,198
                                                         ===========    ===========    ===========
EARNINGS PER SHARE
    Basic                                                $       .12    $       .13    $       .21
                                                         ===========    ===========    ===========
    Diluted                                              $       .12    $       .13    $       .21
                                                         ===========    ===========    ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING
    Basic                                                  4,569,049      4,605,358      4,607,709
                                                         ===========    ===========    ===========
    Diluted                                                4,570,113      4,612,674      4,631,898
                                                         ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Frontier Adjusters of America, Inc. and Subsidiaries

Years Ended June 30,                            1999           1998           1997
--------------------------------------------------------------------------------------
NET INCOME                                   $   546,452    $   612,475    $   979,198

OTHER COMPREHENSIVE INCOME, NET OF TAX

  Foreign currency translation adjustments         9,746         (6,037)       (15,351)
  Unrealized gain (loss) on securities,
   net of reclassification adjustment
   (see below)                                   (38,693)       (27,584)       105,263
                                             -----------    -----------    -----------
OTHER COMPREHENSIVE INCOME:                      (28,947)       (33,621)        89,912
                                             -----------    -----------    -----------
COMPREHENSIVE INCOME                         $   517,505    $   578,854    $ 1,069,110
                                             ===========    ===========    ===========

Reclassifications adjustment
  Unrealized gain (loss) on securities
   during the year                           $    22,060    $   (27,584)   $   105,263
  Less reclassification adjustment for
   gain (loss) included in net income            (60,753)            --             --
                                             -----------    -----------    -----------
  Net unrealized gains on securities         $   (38,693)   $   (27,584)   $   105,263
                                             ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Frontier Adjusters of America, Inc. and Subsidiaries

Years Ended June 30,                                      1999            1998            1997
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                           $    546,452    $    612,475    $    979,198
                                                      ------------    ------------    ------------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           272,430         255,852         241,884
   (Gain) on sale of investments                                --          (4,042)           (343)
   Loss on sale of license                                  14,500          13,000              --
   (Gain) on disposition of equipment                       (1,501)         (6,352)        (24,875)
   Bad debt expense                                        237,601         352,132         149,392
   Deferred income taxes                                    53,891         117,288        (263,209)
   Realized (gain)/loss on equity investments              (60,753)             93          74,914
   Change in assets and liabilities
    (Increase) decrease in:
     Receivables                                           (91,235)         (1,665)         12,364
     Unbilled adjusting fees                                 3,780         (14,250)        (10,600)
     Prepaid expenses                                      (26,587)        (49,262)         20,701
     Other                                                  93,569         (65,575)        (52,893)
    Increase (decrease) in:
     Accounts payable                                      (34,113)         28,325          22,127
     Salaries payable and related benefits                (204,788)        440,081         (69,183)
     Income taxes payable/receivable                        73,722        (257,937)         27,684
     Licensees' & franchisees' remittance payable            7,116         148,839         261,473
     Other                                                  63,664        (505,222)        485,564
                                                      ------------    ------------    ------------
     Total adjustment                                      401,296         451,305         875,000
                                                      ------------    ------------    ------------
    NET CASH PROVIDED
     BY OPERATING ACTIVITIES                               947,748       1,063,780       1,854,198
                                                      ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of fixed assets                         93,512          16,200              --
 Capital expenditures                                     (324,416)       (167,078)       (302,102)
 Investments purchased                                 (11,769,769)     (1,993,019)     (1,958,743)
 Proceeds from maturity of investments                  13,124,869       2,040,000       2,000,000
 Payments on license acquisition                           (33,462)        (26,521)       (110,172)
 Advances to licensees' and franchisees'                (4,183,647)     (4,267,700)     (3,979,135)
 Collections of advances to licensees & franchisees      4,096,545       3,948,312       3,703,132
                                                      ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                    1,003,632        (449,806)       (647,020)
                                                      ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Cash dividends                                           (172,701)       (690,806)       (691,351)
 Proceeds from sales of stock                            6,992,308              --              --
 Common stock repurchased                               (2,817,246)             --         (44,365)
                                                      ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                    4,002,361        (690,806)       (735,716)
EFFECT OF EXCHANGE RATE CHANGES
 ON CASH                                                     9,746          (6,037)          6,231
                                                      ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        5,963,487         (82,869)        477,693
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF THE PERIOD                                   929,364       1,012,233         534,540
                                                      ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT
 END OF THE PERIOD                                    $  6,892,851    $    929,364    $  1,012,233
                                                      ============    ============    ============

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Frontier Adjusters of America, Inc. and Subsidiaries

Years Ended June 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------------------------------------------
                                                                                           Number of
                                            Number of    Par Value of     Additional       Preferred    Par Value of
                                          Common Shares     Common       Contributed        Shares        Preferred
                                             Issued          Stock         Capital          Issued          Stock
--------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                       4,782,010    $    47,820    $ 2,148,470             --             --
 Cash dividends -
   $.15 per share                                   --             --             --             --             --
 Net income                                         --             --             --             --             --
 Treasury stock purchase
   14,300 shares                                    --             --             --             --             --
 Foreign currency translation                       --             --             --             --             --
 Unrealized gain                                    --             --             --             --             --
--------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                       4,782,010    $    47,820    $ 2,148,470             --             --
 Cash dividends -
  $.15 per share                                    --             --             --             --             --
 Net income                                         --             --             --             --             --
Foreign currency translation                        --             --             --             --             --
Unrealized loss                                     --             --             --             --             --
--------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                       4,782,010    $    47,820    $ 2,148,470             --             --
 Cash dividends -
  $.0375 per share                                  --             --             --             --             --
Sale of shares to UFAC (Note 14)                    --             --      6,765,982      5,258,513         52,585
Stock options exercised from
 65,153 shares of treasury
 stock                                              --             --        (21,580)            --             --
Retirement of 971,464 common shares
 shares repurchased in tender
  offer (Note 14)                             (971,464)        (9,714)    (2,807,531)            --             --
Distributions declared
  $1.60 per share (Note 14)                         --             --     (3,958,451)            --             --
Retirement of 50,000 treasury
 shares                                        (50,000)          (500)       (22,464)            --             --
Conversion of preferred shares
 into common shares (Note 14)                5,258,513         52,585             --     (5,258,513)       (52,585)
Net income                                          --             --             --             --             --
Foreign currency translation                        --             --             --             --             --
Unrealized gain                                     --             --             --             --             --
--------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                       9,019,059         90,191      2,104,426             --             --
====================================================================================================================


---------------------------------------------------------------------------------------------------
                                                                         Cumulative     Unrealized
                                            Retained       Treasury      Translation   Gain (loss) on
                                            Earnings        Stock         Adjustment    Investments
---------------------------------------------------------------------------------------------------

Balance, June 30, 1996                     $ 4,526,419    $  (485,219)   $    32,295    $   (38,986)
 Cash dividends -
   $.15 per share                             (691,351)            --             --             --
 Net income                                    979,198             --             --             --
 Treasury stock purchase
   14,300 shares                                    --        (44,365)            --             --
 Foreign currency translation                       --             --        (15,351)            --
 Unrealized gain                                    --             --             --        105,263
---------------------------------------------------------------------------------------------------
Balance, June 30, 1997                     $ 4,814,266    $  (529,584)   $    16,944    $    66,277
 Cash dividends -
  $.15 per share                              (690,806)            --             --             --
 Net income                                    612,475             --             --             --
Foreign currency translation                        --             --         (6,037)            --
Unrealized loss                                     --             --             --        (27,584)
---------------------------------------------------------------------------------------------------
Balance, June 30, 1998                     $ 4,735,935    $  (529,584)   $    10,907    $    38,693
 Cash dividends -
  $.0375 per share                            (172,701)            --             --             --
Sale of shares to UFAC (Note 14)                    --             --             --             --
Stock options exercised from
 65,153 shares of treasury
 stock                                              --        195,321             --             --
Retirement of 971,464 common shares
 shares repurchased in tender
  offer (Note 14)                                   --             --             --             --
Distributions declared
  $1.60 per share (Note 14)                 (1,960,024)            --             --             --
Retirement of 50,000 treasury
 shares                                       (126,931)       149,895             --             --
Conversion of preferred shares
 into common shares (Note 14)                       --             --             --             --
Net income                                     546,452             --             --             --
Foreign currency translation                        --             --          9,746             --
Unrealized gain                                     --             --             --        (38,693)
---------------------------------------------------------------------------------------------------
Balance, June 30, 1999                       3,022,731       (184,368)        20,653             --
===================================================================================================

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

BUSINESS -- The Company's operations consist of the licensing and franchising of independent adjusters throughout the United States and Canada and the operation of an independent adjusting business and a risk management division in its Phoenix and Tucson, Arizona and Las Vegas, Nevada offices. The Company grants credit to its licensees and franchisees, all of whom operate within the insurance industry. Revenue from claims adjusted by employees of the Company is recognized as the services are performed; revenue from claims adjusted by independent licensees and franchisees is recognized when they become due under the terms of the license and franchise agreements (Note 8).

CONSOLIDATED STATEMENTS OF CASH FLOW -- Short term investments which have original maturities of 90 days or less are considered cash equivalents.

CASH CONCENTRATION -- The Company maintains amounts on deposit in financial institutions in excess of federal deposit insurance limits.

DEPRECIATION AND AMORTIZATION -- Depreciation is computed using straight-line and accelerated methods over estimated useful lives, which range from three to ten years for all property and equipment except for the two buildings. The buildings are depreciated using the straight-line method over 30 years. The cost of a subsidiary in excess of net tangible assets acquired is being amortized over 40 years.

LICENSES AND FRANCHISES -- Licenses and franchises represent Company owned adjusting operations and are stated at cost less amortization. Amortization is computed using the straight-line basis over a period of five years.

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

REPORTING COMPREHENSIVE INCOME -- Effective July 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, Reporting Comprehensive Income. Statement No. 130 requires that an enterprise (a) classify items of other comprehensive income (as defined in the Statement) by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position.

SEGMENT REPORTING -- Effective June 30, 1999, the Company adopted Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 modifies the disclosure requirements for reportable segments and establishes standards in the way public businesses report information about operating segments in financial statements and interim reports issued to shareholders. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

EARNINGS PER COMMON SHARE -- Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities outstanding that trade in a public market. Under Statement No. 128, the Company is required to present basic and diluted earnings per share amounts. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per share from continuing operations. The Company initially applied Statement No. 128 for its interim period ending December 31, 1997 and all prior periods presented have been restated with no material effect.

FOREIGN CURRENCY TRANSLATION -- The functional currency of the Company's foreign operations is the applicable local currency. The foreign currencies are translated to U.S. dollars using applicable exchange rates at the end of each period. The gains or losses resulting from such translations are included in Stockholders' Equity.

ADVERTISING EXPENSE -- Advertising expenditures are expensed when incurred.

NOTE 2: SUPPLEMENTAL CASH FLOW INFORMATION

                                           1999           1998           1997
                                        ----------------------------------------
Cash paid during the year:
  Interest                              $    1,369     $   30,898     $    7,259
  Income taxes                          $  315,659     $  607,170     $  854,741
Noncash financing activities:
  Accrued dividends                     $5,918,475             --             --

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 3: RECEIVABLES

                                                       1999             1998
                                                    -----------      -----------
Receivables consist of:
 Accounts receivable trade                          $   209,049      $   187,846
 Licensee and franchisee fees receivable                601,518          532,202
 Errors and omissions insurance premium advanced         90,992          114,028
 Other                                                    3,469            7,398
                                                    -----------      -----------
          Total receivables                             905,028          841,474
 Less allowance for doubtful accounts                   160,787          159,644
                                                    -----------      -----------
                                                    $   744,241      $   681,830
                                                    ===========      ===========

NOTE 4: LONG-TERM RECEIVABLES

Long-term receivables consist of non interest bearing advances to licensees and franchisees which are repayable in the amount equal to a percentage of the monthly licensee and franchisee revenue. Estimated current and long-term maturities are as follows:

                                                       1999             1998
                                                    -----------      -----------
Advances to licensees and franchisees               $ 1,399,095      $ 1,546,766
Less allowance for doubtful advances                    189,580          215,576
                                                    -----------      -----------
                                                      1,209,515        1,331,190
Less current portion                                    859,515          900,190
                                                    -----------      -----------
Long term portion                                   $   350,000      $   431,000
                                                    ===========      ===========

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment consist of:
                                                       1999             1998
                                                    -----------      -----------
Building and improvements                           $ 1,273,023      $ 1,269,288
Computers and software                                  269,724          231,810
Furniture and fixtures                                  359,235          312,565
Automobiles                                              51,494          143,225
                                                    -----------      -----------
                                                      1,953,476        1,956,888
Less accumulated depreciation and amortization          931,283          819,302
                                                    -----------      -----------
                                                      1,022,193        1,137,586
Land                                                    586,743          586,743
                                                    -----------      -----------
                                                    $ 1,608,936      $ 1,724,329
                                                    ===========      ===========

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 6: INVESTMENTS IN DEBT AND MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in debt and marketable equity securities as of June 30, 1999 and 1998:

                                            Gross       Gross        Gross
                                          Amortized   Unrealized   Unrealized
                                            Cost        Gains        Losses     Fair Value
                                         -------------------------------------------------
                                                               1999
                                         -------------------------------------------------
Held to maturity securities
  Local government securities & other    $  685,148   $   17,886   $    2,992   $  700,042
                                         ----------   ----------   ----------   ----------
                                         $  685,148   $   17,886   $    2,992   $  700,042
                                         ==========   ==========   ==========   ==========

                                                               1998
                                         -------------------------------------------------
Available for Sale Securities
  U.S. government securities             $  993,148   $       --   $       --   $  993,148
  Equity securities                         257,678       68,311       29,618      296,371
                                         ----------   ----------   ----------   ----------
  Total available for sale securities     1,250,826       68,311       29,618    1,289,519
Held to maturity securities
   Local government securities & other      694,724       26,766        1,138      720,352
                                         ----------   ----------   ----------   ----------
                                         $1,945,550   $   95,077   $   30,756   $2,009,871
                                         ==========   ==========   ==========   ==========

The Company's investment in local government securities is concentrated in Salt River Project Agricultural Improvement and Power District Municipal Bonds which mature between 2006 and 2031.

The Company recognized a gain (loss) of $60,753, ($93), and ($74,914) for the years ended June 30, 1999, 1998, 1997, respectively, due to the realized gain or permanent impairment in value of its available for sale securities.

NOTE 7: LICENSING AND FRANCHISING

As of June 30, 1999, the Company has entered into 494 license and franchise agreements with 391 entities, operating 407 offices with 678 advertised locations, whereby the Company grants exclusive ten year licenses or franchises for the right to use the name "Frontier Adjusters" in a particular area. There is no initial license or franchise fee except where the Company resells a previously acquired license or franchise in which case the Company seeks to recover some or all of its acquisition cost. The Company performs advertising, collection and remittance services, and provides the licensees and franchisees with supplies. As compensation for the above, the Company receives a fee based on a percentage of the licensees' or franchisees' gross billings. Gross billings by licensees and franchisees for the years ended June 30, 1999, 1998 and 1997 were approximately $44,730,000, $42,050,000 and $48,060,000, respectively.

The Company's main line of business is providing services, directly and through licensees and franchisees, to the insurance industry and to self-insureds. The revenue and cost components along with identifiable assets and number of advertised locations are as follows:

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 7: LICENSING AND FRANCHISING (continued)

                                  Licensing       Adjusting        Corporate
                                     and             and              and
                                 Franchising    Risk Management      Other       Consolidated
                                 -----------    ---------------  ------------    ------------
1999
Revenue                          $  4,936,349    $  1,405,235    $         --    $  6,341,584
Costs and expenses                  3,885,586       1,184,289         518,132       5,588,007
                                 ------------    ------------    ------------    ------------
Income (loss) from operations    $  1,050,763    $    220,946    $   (518,132)   $    753,577
                                 ============    ============    ============    ============
Identifiable assets              $  4,231,025    $    637,680    $  7,250,279    $ 12,118,984
                                 ============    ============    ============    ============
Number of advertised locations
 Beginning of year                        652              10              --             662
 Opened                                    23              --              --              23
 Closed                                    (7)             --              --              (7)
 Ownership changes                         (9)              9              --              --
                                 ------------    ------------    ------------    ------------
 End of year                              659              19              --             678
                                 ============    ============    ============    ============

1998
Revenue                          $  4,596,657    $  1,228,691    $         --    $  5,825,348
Costs and expenses                  3,444,402       1,123,172         356,778       4,924,352
                                 ------------    ------------    ------------    ------------
Income (loss) from operations    $  1,152,255    $    105,519    $   (356,778)   $    900,996
                                 ============    ============    ============    ============
Identifiable assets              $  4,520,408    $    540,212    $  2,740,080    $  7,800,700
                                 ============    ============    ============    ============
Number of advertised locations
 Beginning of year                        646              12              --             658
 Opened                                    23              --              --              23
 Closed                                   (19)             --              --             (19)
 Ownership changes                          2              (2)             --              --
                                 ------------    ------------    ------------    ------------
 End of year                              652              10              --             662
                                 ============    ============    ============    ============

1997
Revenue                          $  5,278,967    $    885,636    $         --    $  6,164,603
Cost and expenses                   3,569,310         822,683         294,540       4,686,533
                                 ------------    ------------    ------------    ------------
Income (loss) from operations    $  1,709,657    $     62,953    $   (294,540)   $  1,478,070
                                 ============    ============    ============    ============
Identifiable assets              $  4,274,227    $    609,188    $  3,028,724    $  7,912,139
                                 ============    ============    ============    ============
Number of advertised locations
 Beginning of year                        618              20              --             638
 Opened                                    45              --              --              45
 Closed                                   (20)             (5)             --             (25)
 Ownership changes                          3              (3)             --              --
                                 ------------    ------------    ------------    ------------
 End of year                              646              12              --             658
                                 ============    ============    ============    ============

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 8: SEGMENT REPORTING

The Company's reportable segments are determined by the physical location of the segment. Each segment is managed separately due to its physical location.

The Company has two reportable segments: (1) the Las Vegas/Henderson, Nevada and the Tucson, Arizona adjusting offices; and (2) the corporate home office and Phoenix adjusting office. The Las Vegas/Henderson and Tucson offices provide claims adjustment services to insurance companies and to self-insured clients. Both the Las Vegas/Henderson and Tucson offices have a manager onsite who oversees the daily activities of that office and reports to the Company's home office. The corporate home office and Phoenix adjusting office are located on the same property. The corporate home office maintains the business derived from the Company's franchisees/licensees, as well as supervises and manages the Phoenix location.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. However, for the purposes of segment reporting, only direct expenses are reflected in the financial information for the Las Vegas/Henderson and Tucson offices. Any overhead incurred at the Company's home office for that segment locations has not been allocated.

Management evaluates the performance of each segment based on profit or loss from operations before income taxes. Management bases its decisions on monthly financial statements which report profit or loss from the Las Vegas/Henderson and Tucson locations, and balance sheet and income statements for the Company on a consolidated basis.

Financial information with respect to the reportable segments follows:

                                  Las Vegas/Henderson   Corporate and
1999                               And Tucson Offices   Phoenix Office    Consolidated
----                               ------------------   --------------    ------------
Revenue                               $   503,002        $ 5,838,582      $ 6,341,584

Depreciation and Amortization              43,395            228,489          271,884
Interest Income                                --            165,272          165,272
Segment Net Income                         46,709            499,743          546,452
Expenditures for Segment Assets            19,298            305,118          324,416
Segment Assets                        $   112,008        $12,006,976      $12,118,984

                                  Las Vegas/Henderson   Corporate and
1998                               And Tucson Offices   Phoenix Office    Consolidated
----                               ------------------   --------------    ------------
Revenue                               $   524,779        $ 5,300,569      $ 5,825,348

Depreciation and Amortization              43,433            210,234          253,667
Interest Income                                --            133,067          133,067
Segment Net Income                          1,487            610,988          612,475
Expenditures for Segment Assets             9,225            157,853          167,078
Segment Assets                        $    89,501        $ 7,711,199      $ 7,800,700

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 8: SEGMENT REPORTING (continued)

                                  Las Vegas/Henderson   Corporate and
1997 (a)                           And Tucson Offices   Phoenix Office    Consolidated
----                               ------------------   --------------    ------------
Revenue                               $   271,264        $ 5,893,339      $ 6,164,603

Depreciation and Amortization              33,328            206,918          240,246
Interest Income                                --            154,860          154,860
Segment Net Income                         14,939            964,259          979,198
Expenditures for Segment Assets            22,487            279,615          302,102
Segment Assets                        $    76,379        $ 7,835,760      $ 7,912,139

(a) The Las Vegas/Henderson office began operations 4/1/97.

The Company earns franchise fees from franchisees in the United States and Canada. All long-lived assets are located at the Company's home office in the United States. The following table presents information about the Company's revenue by geographic area:

                                            1999          1998          1997
                                         -----------   -----------   -----------
United States                            $ 6,315,790   $ 5,785,503   $ 6,116,089
Canada                                        25,794        39,845        48,514
                                         -----------   -----------   -----------
Total Revenue                            $ 6,341,584   $ 5,825,348   $ 6,164,603
                                         ===========   ===========   ===========

NOTE 9: INCOME TAXES

The components of the provision for income taxes at June 30 are as follows:

                                           1999          1998          1997
                                        -----------   -----------   -----------
Federal
 Current                                $   309,299   $   241,232   $   695,946
 Deferred                                    42,788        93,123      (208,979)
State
 Current                                     72,500        56,872       186,406
 Deferred                                    11,103        24,165       (54,230)
                                        -----------   -----------   -----------
   Income taxes                         $   435,690   $   415,392   $   619,143
                                        ===========   ===========   ===========

A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate follows:

                                           1999          1998          1997
                                        -----------   -----------   -----------
Statutory rate                                 35.0%         35.0%         35.0%
Increase (decrease) resulting from:
 State income taxes, net                        5.5           5.1           5.5
 Non-deductible items                           4.0           3.4           1.6
 Non-taxable revenue                           (1.4)         (1.4)         (1.1)
 Other                                          1.3          (1.7)         (2.3)
                                        -----------   -----------   -----------
Effective rate                                 44.4%         40.4%         38.7%
                                        ===========   ===========   ===========

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 9: INCOME TAXES (continued)

Net deferred tax assets consist of the following components:

                                                          1999            1998
                                                        --------        --------
Deferred tax assets
  Current:
  Allowance for doubtful accounts                       $129,858        $143,631
  Other liabilities                                       31,960          82,109
                                                        --------        --------
                                                         161,818         225,740
  Long term:
  Property and equipment                                  73,563          63,532
                                                        --------        --------
                                                        $235,381        $289,272
                                                        ========        ========

NOTE 10: RELATED PARTY TRANSACTIONS

Old Frontier Investment, Inc. of Arizona, of which William J. Rocke and Garnet Rocke, his wife, are owners of 51% of the issued and outstanding stock of said corporation and James S. Rocke owns the remaining 49%, has entered into a license agreement with the Company pursuant to which it operates, under standard terms and conditions, an insurance adjusting and risk management business located in Scottsdale, Arizona, and is paid a 5% royalty on gross revenue derived from services provided by certain other licensees in other Arizona cities and towns. The Company paid that corporation $13,382 during fiscal year 1999 in connection with such 5% royalty agreement.

George M. Hill, former Vice President and former Director of the Company, acts as General Counsel to the Company. The Company paid the law firm approximately $92,000 in fiscal 1999, $93,000 in fiscal 1998, $92,000 in fiscal 1997 for legal services and reimbursement of expenses. Such fees will continue to accrue, pursuant to a retainer agreement at the rate of $3,000 per month.

The Company paid its former Vice Chairman, William W. Strawther, Jr., $20,000 during fiscal year 1999 for business and financial consulting services.

In April 1999, in conjunction with the transaction with UFAC, the Company entered into an agreement with UFAC whereby the Company pays $25,000 per month for marketing, managerial, technological, financial, the full-time services of Jeffrey Jordan, and other services and resources. As of June 30, 1999, the Company had incurred $50,000 in service fees related to this agreement.

The Company believes that the cost to the Company for all of the foregoing were competitive with charges for similar services and facilities available from third parties.

NOTE 11: PROFIT SHARING PLAN

On June 14, 1984, the Company adopted a Profit Sharing Plan (Plan) covering substantially all employees of the Company who have completed one year of service and have reached age 20. The Plan provides for contributions at the discretion of management not to exceed the amount permitted under the Internal Revenue Code as a deductible expense. Participants' benefits vest at the rate of 20% per year. Contributions to the Plan are made to trust accounts for investment at the discretion of the individual participants. Profit sharing expense was $235,724, $258,272, and $217,601 for the years ended June 30, 1999,
1998, and 1997 respectively.

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 12: STOCK OPTIONS

The Company applies APB Option 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for grants in which the fair value per share exceeds the exercise price per share. No compensation expense has been charged to expense for any period presented. The Company has elected not to adopt FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of Statement No. 123, reported net income for 1999, 1998, and 1997 would have decreased by $18,000, $20,000 and $20,000, respectively, with no effect on earnings per share.

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

Outstanding options become exercisable in varying amounts beginning one year after grant. Information regarding these option plans are as follows:

                                                 Number of Shares
                        -----------------------------------------------------------------
                                1999                   1998                  1997
                        --------------------    -------------------   -------------------
                        Number of   Weighted    Number of  Weighted   Number of  Weighted
                         Shares     Average      Shares    Average     Shares    Average
                        --------    --------    --------   --------   --------   --------
Outstanding July 1       300,000    $   3.05     300,000   $   3.05    200,000   $   3.14
Granted                       --          --          --         --    100,000       2.88
Exercised                (65,153)      (2.67)         --         --         --         --
Expired                 (105,218)      (3.37)         --         --         --         --
                        --------    --------    --------   --------   --------   --------
Outstanding June 30      129,629    $   2.99     300,000   $   3.05    300,000   $   3.05
                        ========    ========    ========   ========   ========   ========

                                                   1999       1998        1997
                                                 --------   --------    --------
Exercisable at end of year                        129,629    234,782     200,000
Weighted-average fair value per option                                  $    .60
 of options granted during the year

At June 30, 1999, there are no remaining options available for issuance under the 1987 Plan and the 1996 Plan had options available for granting of 200,000 shares.

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 12: STOCK OPTIONS (continued)

                                  Weighted         Weighted                  Weighted
Range of                           Average          Average                   Average
Exercise         Number           Remaining        Exercise     Number       Exercise
 Price         Outstanding     Contractual Life      Price    Exercisable      Price
 -----         -----------     ----------------      -----    -----------      -----
 $2.88           100,000              7.0             2.88      100,000         2.88
 $3.38            29,629              4.6             3.38       29,629         3.38
                --------                                       --------
                 129,629                                        129,629
                ========                                       ========

In determining the proforma amounts above, the value of each grant was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions for grants in 1997: a dividend rate of 5%, a price volatility of 28%, a risk free rate of 6%, and an expected life of six years.

NOTE 13: COMMITMENTS AND CONTINGENCIES

The Company entered into five-year employment agreements with three key executive officers. Two of these agreements were to expire on June 30, 2000, however, were terminated on June 30, 1999, due to the employees' early retirement. Severance packages related to their retirement resulted in an expense of $577,767 for the fiscal year ended June 30, 1999. For the remaining agreement, which expires June 30, 2001, the employee receives a base salary in addition to a bonus based upon the Company's pre-tax earnings and annual cost of living increases. Total compensation under the three employment agreements was $662,020, $786,497, and $788,605 for years ended June 30, 1999, 1998 and 1997, respectively.

The aggregate commitment for future salaries at June 30, 1999, excluding bonuses and cost of living increases, is $318,034 as follows:

          Year ending June 30,
          --------------------
                  2000                                          159,017
                  2001                                          159,017

The Company leases various office space and office equipment under various noncancellable agreements. These leases expire between August 31, 1999 and August 31, 2002 and require various minimum annual rental payments. Each office lease also requires the payment of taxes.

The total minimum rental commitment at June 30, 1999 is due as follows:

     During the year ending June 30:

                 2000                                          $ 34,006
                 2001                                            15,065
                 2002                                            14,823
                 2003                                             2,490
                                                               --------
                                                               $ 66,384
                                                               ========

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 13: COMMITMENTS AND CONTINGENCIES (continued)

The total rental expense included in the income statements for the years ended June 30, 1999, 1998, and 1997 is $35,633, $34,365, and $28,829, respectively.

During the year, a claim was filed against multiple defendants including the Company. The complaint arises from the alleged embezzlement by a former licensee in connection with the provision of claims services. The complaint seeks compensatory damages of at least $1,800,000. The litigation is in the early phases of discovery, therefore, the Company cannot yet assess the merits of the complaint or the effects this litigation will have on the Company. As of June 30, 1999, the Company has not accrued any amounts for potential losses.

Included in Other Liabilities is the Company's payable to franchisees/licensees and clients at June 30, 1999 and June 30, 1998 of $37,065 and $47,807,
respectively.

NOTE 14: STOCK TRANSACTIONS

On April 29, 1999, at the annual shareholders' meeting, the Company's shareholders approved the November 20, 1998, agreement between the Company and United Financial Adjusting Company ("UFAC"), a wholly owned subsidiary of The Progressive Corporation ("Progressive"). Pursuant to the agreement, on April 30, 1999, UFAC purchased 5,258,513 shares of the Company's newly issued shares of Series A Convertible Voting Preferred Stock at a price of $1.30 per share. UFAC's purchase represented approximately 53% of the Company's voting securities. Following the purchase by UFAC, the Company issued a tender offer to purchase up to 1,000,000 common stock shares at $2.90 per share from existing shareholders. The tender offer expired on June 12, 1999, and resulted in the purchase of 971,464 common stock shares. Also pursuant of UFAC's purchase, the Company declared a cash distribution of $1.60 per share for shareholders of record on June 25, 1999, and payable to the holders of the rights of the distribution on July 12, 1999. Those shares tendered in the tender offer were not eligible for the cash distribution. UFAC was not eligible to participate in the tender offer, nor was UFAC entitled to the cash distribution. On June 30, 1999, UFAC's preferred shares were converted into common stock shares, representing 59% of the Company's voting securities.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                               SUPPLEMENTARY DATA

Selected Quarterly Financial Data

(Information for all periods shown below is unaudited)

                                                           1999
                                      --------------------------------------------------
                                                    Three Months Ended
                                      --------------------------------------------------
                                       Sept. 30     Dec. 31      Mar. 31       June 30
                                      ----------   ----------   ----------    ----------
Revenue                               $1,633,369   $1,524,113   $1,572,172    $1,611,930
Income from operations                   395,320      260,424      312,573      (214,740)
Income before income taxes               423,263      296,089      347,951       (85,161)
Net income (loss)                        255,916      179,499      208,216       (97,179)
Net income (loss) per share
  Basic                                      .06          .04          .05          (.02)
  Diluted                                    .06          .04          .05          (.02)
Weighted average shares outstanding
  Basic                                4,605,358    4,605,358    4,605,358     4,459,723
  Diluted                              4,609,163    4,605,358    4,605,784     4,459,723


                                                            1998
                                      --------------------------------------------------
                                                     Three Months Ended
                                      --------------------------------------------------
                                       Sept. 30     Dec. 31      Mar. 31       June 30
                                      ----------   ----------   ----------    ----------
Revenue                               $1,483,708   $1,411,242   $1,440,432    $ 1,489,966
Income from operations                   388,084      319,846      233,857        (40,791)
Income before income taxes               426,229      386,659      274,900        (59,921)
Net income (loss)                        258,642      234,391      166,817        (47,375)
Net income (loss) per share
  Basic                                      .06          .05          .04           (.01)
  Diluted                                    .06          .05          .04           (.01)
Weighted average shares outstanding
  Basic                                4,605,358    4,605,358    4,605,358      4,605,358
  Diluted                              4,605,358    4,628,045    4,611,934      4,605,358


                                                            1997
                                      --------------------------------------------------
                                                     Three Months Ended
                                      --------------------------------------------------
                                       Sept. 30     Dec. 31      Mar. 31       June 30
                                      ----------   ----------   ----------    ----------
Revenue                               $1,663,529   $1,505,195   $1,485,765    $1,510,114
Income from operations                   520,451      469,744      391,257        96,618
Income before income taxes               563,995      546,913      437,238        50,194
Net income                               342,263      329,847      265,137        41,951
Net income per share
  Basic                                      .07          .07          .06           .01
  Diluted                                    .07          .07          .06           .01
Weighted average shares outstanding
  Basic                                4,614,684    4,605,358    4,605,358     4,605,358
  Diluted                              4,626,202    4,638,337    4,635,531     4,627,521

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                For the Years Ended June 30, 1999, 1998 and 1997

                                                                 Additions
                                      Balance at   Charged to   Deductions     Balance
                                      Beginning     Cost and       From         at End
                                      of Period     Expenses     Reserves      of Period
                                      ----------   ----------   ----------    ----------
Year Ended June 30, 1999:
  Allowance for doubtful accounts     $  375,220   $  237,601   $  244,435    $  350,367

Year Ended June 30, 1998:
  Allowance for doubtful accounts     $  250,137   $  352,132   $  227,049    $  375,220

Year Ended June 30, 1997:
  Allowance for doubtful accounts     $  245,000   $  149,392   $  144,255    $  250,137