Form 10-Q
period 1999-09-30
FRONTIER ADJUSTERS OF AMERICA INC
filed 1999-11-12
CIK 735349

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period Ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period ______________ to ______________

    Commission File Number    1-12902


                       FRONTIER ADJUSTERS OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Arizona                                     86-0477573
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                     45 East Monterey Way, Phoenix, AZ 85012
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (602) 264-1061
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Number of shares of Common Stock outstanding on November 12, 1999      8,957,560
                                                                       ---------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                              September 30, 1999   June 30, 1999
                                                 (unaudited)            (*)
                                              ------------------   ------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $  1,722,550       $  6,892,851
  Investments                                         12,866                 --
  Receivables                                      1,443,383          1,603,756
  Prepaid expenses                                   278,651            344,041
  Other                                              230,682            298,214
                                                ------------       ------------
     TOTAL CURRENT ASSETS                          3,688,132          9,138,862
                                                ------------       ------------

PROPERTY AND EQUIPMENT                             2,632,457          2,540,219
  Less accumulated depreciation and
    amortization                                    (966,320)          (931,283)
                                                ------------       ------------
                                                   1,666,137          1,608,936
                                                ------------       ------------
OTHER ASSETS
  Cost of subsidiary in excess of net
    tangible assets acquired                         213,817            213,817
  Less accumulated amortization                     (182,018)          (181,440)
                                                ------------       ------------
                                                      31,799             32,377
  Receivables (Long term)                            320,000            350,000
  Investments (Long term)                            685,254            685,148
  Other                                              280,068            303,661
                                                ------------       ------------
                                                $  1,317,121          1,371,186
                                                ------------       ------------
     TOTAL ASSETS                               $  6,671,390       $ 12,118,984
                                                ============       ============
                                  LIABILITIES
CURRENT LIABILITIES
  Accounts payable                              $     31,105       $     28,005
  Accrued expenses                                   152,417            404,325
  Franchisee/licensee remittance payable             706,132            552,946
  Accrued income taxes                               150,427                 --
  Service fees due to UFAC                            75,000             50,000
  Distribution payable                                    --          5,918,475
  Other                                              126,802            111,600
                                                ------------       ------------
     TOTAL CURRENT LIABILITIES                     1,241,883          7,065,351
                                                ------------       ------------
STOCKHOLDERS' EQUITY
  Common stock                                        90,191             90,191
  Additional paid in capital                       2,104,426          2,104,426
  Treasury stock                                    (184,368)          (184,368)
  Other                                               29,195             20,653
  Retained earnings                                3,390,063          3,022,731
                                                ------------       ------------
                                                   5,429,507          5,053,633
                                                ------------       ------------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $  6,671,390       $ 12,118,984
                                                ============       ============

* Condensed from audited financial statements.


   The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                       1999             1998
                                                   -----------      -----------
REVENUE
  Continuing licensee and franchisee fees          $ 1,312,607      $ 1,273,123
  Adjusting and risk management fees                   363,457          360,246
                                                   -----------      -----------
                                                     1,676,064        1,633,369
                                                   -----------      -----------
COST AND EXPENSES
  Compensation and fringe benefits                     586,377          717,766
  Office                                                90,500           95,515
  Advertising and promotion                             41,434           40,587
  Depreciation and amortization                         57,522           62,475
  Provision for doubtful accounts                       52,840           48,000
  Service fees paid to UFAC                             75,000               --
  Other                                                219,485          273,706
                                                   -----------      -----------
                                                     1,123,158        1,238,049
                                                   -----------      -----------
  INCOME FROM OPERATIONS                               552,906          395,320
                                                   -----------      -----------

OTHER INCOME (EXPENSE)
  Interest income                                       23,064           29,434
  Other (net)                                            7,959           (1,491)
                                                   -----------      -----------
                                                        31,023           27,943
                                                   -----------      -----------
  INCOME BEFORE INCOME TAXES                           583,929          423,263

INCOME TAXES                                           216,597          167,347
                                                   -----------      -----------
     NET INCOME                                    $   367,332      $   255,916
                                                   ===========      ===========

EARNINGS PER SHARE
  Basic                                            $       .04      $       .06
                                                   ===========      ===========
  Diluted                                          $       .04      $       .06
                                                   ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                              8,957,560        4,605,358
                                                   ===========      ===========
  Diluted                                            8,957,560        4,609,163
                                                   ===========      ===========

   The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                                        1999            1998
                                                     ---------        ---------
NET INCOME                                           $ 367,332        $ 255,916
                                                     ---------        ---------
OTHER COMPREHENSIVE INCOME (NET OF TAX)
  Foreign currency translation adjustments                 448               --
  Unrealized gain (loss) on securities                   8,094          (27,897)
                                                     ---------        ---------
                                                         8,542          (27,897)
                                                     ---------        ---------
  COMPREHENSIVE INCOME                               $ 375,874        $ 228,019
                                                     =========        =========


   The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                        1999            1998
                                                    -----------     -----------
NET INCOME                                          $   367,332     $   255,916
                                                    -----------     -----------
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                         57,522          63,021
   Loss on disposition of property & equipment               --           4,979
   Allowance for doubtful accounts                       52,840          48,000
Change in assets and liabilities:
(Increase) decrease in:
   Receivables                                           83,032         (26,000)
   Prepaid expenses                                      65,390          16,666
   Other                                                 57,772         137,271
Increase (decrease) in:
   Accounts payable                                       3,100          21,048
   Service fees due to UFAC                              25,000              --
   Accrued expenses                                    (101,481)       (339,965)
   Franchisee and licensee remittance payable           153,186          27,259
   Other                                                 10,166         (13,299)
                                                    -----------     -----------
   Total adjustments                                    406,527         (61,020)
                                                    -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES               773,859         194,896
                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                           --          21,510
   Capital expenditures                                 (92,238)        (89,497)
   Investment purchased                                      --        (988,096)
   Proceeds from sales of investments                        --       1,000,000
   Proceeds from sales of license                        25,000              --
   Payments on License acquisition                      (13,660)         (6,935)
   Advances to licensees and franchisees             (1,020,525)     (1,092,284)
   Collections of advances to licensees
    and franchisees                                   1,075,026       1,137,159
                                                    -----------     -----------
   NET CASH (USED IN) INVESTING ACTIVITIES              (26,397)        (18,143)
                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                                    (5,918,475)       (172,701)
                                                    -----------     -----------
   NET CASH (USED IN) FINANCING ACTIVITIES           (5,918,475)       (172,701)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     712              --
                                                    -----------     -----------

NET INCREASE (DECREASE) IN CASH                      (5,170,301)          4,052
   Cash at beginning of the period                    6,892,851         929,364
                                                    -----------     -----------
   Cash at the end of the period                    $ 1,722,550     $   933,416
                                                    ===========     ===========

Supplemental disclosures of Cash Flow information
Cash paid during the period
   Income taxes                                     $     5,777     $     3,215
   Interest                                         $       774     $       565

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

    The results of operations for the three month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2) Reportable Segments

    Financial information with respect to the Company's reportable segments follows:

                                   Las Vegas/Henderson    Corporate and
                                    and Tucson Offices   Phoenix Office  Consolidated
                                    ------------------   --------------  ------------
    September 30, 1999

    Revenue                             $ 129,335         $1,546,729     $1,676,064

    Depreciation and Amortization          10,672             46,850         57,522
    Interest Income                            --             23,064         23,064
    Segment Net Income                      3,676            363,656        367,332
    Expenditures for Segment Assets            --             92,238         92,238
    Segment Assets                      $ 144,208         $6,527,182     $6,671,390


    September 30, 1998

    Revenue                             $ 119,735         $1,513,634     $1,633,369

    Depreciation and Amortization          10,255             52,220         62,475
    Interest Income                            --             29,434         29,434
    Segment Net Income (Loss)                (914)           256,830        255,916
    Expenditures for Assets                 1,013             88,484         89,497
    Segment Assets                      $ 156,686         $7,369,198     $7,525,884

(3) Earnings Per Share

    The effect of 129,629 stock options are not included in the earnings per share calculation because they are antidilutive.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's "expectations", "anticipation", "hopes", "intentions", "beliefs", or "strategies" regarding the future. Forward looking statements include statements regarding revenue, margins, expenses, and earnings analysis with regard to the Company or with regard to the Company's licensees and franchisees for the remainder of fiscal 2000 and thereafter; improvement of, and growth in the number of, licensees and franchisees; future spending on marketing and product development strategy; statements regarding Year 2000 readiness; statements regarding the outcome of litigation; and liquidity and anticipated availability of cash for operations and capital expenditures. All forward looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in this report and any other reports on file with the SEC, including but not limited to the extent and nature of natural disasters in geographic areas serviced by the Company or by its licensees and franchisees; management decisions by insurance companies and self-insureds to increase or decrease the degree to which they contract for services offered by the Company, its licensees or franchisees; the Company's ability to identify and attract new qualified licensees and franchisees; the success of the Company's promotional and marketing programs; the Company's ability to successfully manage offices reacquired from existing licensees and franchisees; and uninsured liability for acts or omissions of the Company's employees, licensees, or franchisees.

    FINANCIAL CONDITION

    The Company has historically financed its growth and on-going operations with cash generated from operations. In the quarter ended September 30, 1999, the Company's operations generated $774,000 in cash.

    During the three months ended September 30, 1999, the most significant items affecting cash generated by the Company's operations are net income, the $153,000 increase in franchisee and licensee remittance payable and the $101,000 decrease in accrued expenses. The increase in remittance payable reflects the timing difference of payout dates to the period end. The decrease in accrued expenses results from the payout of employee benefits and bonuses during the three months ended September 30, 1999.

    The Company anticipates that during fiscal 2000 its operations will generate sufficient cash to fund its operations and equipment acquisitions. Through its capital investment program, the Company replaces obsolete or outdated equipment and invests in new equipment and furnishings to maintain or increase the productivity of the Company and its employees. The Company anticipates investing $200,000 to $300,000 in fiscal 2000 for equipment and furnishings pursuant to its capital investment program.

    In June 1999, a complaint was filed in United States District Court in Nebraska against multiple defendants including the Company. The complaint arises from the alleged embezzlement by a former licensee in connection with claims services provided for the benefit of the plaintiff. The complaint seeks damages of at least $1,800,000 from the Company. As the lawsuit is still in its earliest phase, the Company cannot yet assess the merits of the complaint or the effects this litigation will have on the Company. For further discussion, see "Item 1 - Legal Proceedings".

    The Company's ratio of current assets to current liabilities was 2.97 to 1 as of September 30, 1999 and 1.29 to 1 as of June 30, 1999.

    RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO 1998

    REVENUE

    The Company's revenue increased 2.6% or $43,000 to $1,676,000 in the current quarter from $1,633,000 in the same period of the prior fiscal year. The increase represents a $40,000 increase in continuing licensee and franchisee fees and a $3,000 increase in adjusting and risk management fees.

    The increase of $3,000 in adjusting and risk management fees from $360,000 in the quarter ended September 30, 1998 to $363,000 in the quarter ended September 30, 1999 represents a 1% increase. The Company experienced an increase of $28,000 in adjusting fees in its Las Vegas office, and decreases of $6,000 and $19,000 in adjusting fees from the Phoenix and Tucson offices, respectively. The increase in the Las Vegas office is primarily the result of an increase in storms this quarter as compared to the same period of the prior year.

    The Company's revenue from continuing licensee and franchisee fees increased 3% or $40,000 from $1,273,000 in the quarter ended September 30, 1998 to $1,313,000 in the quarter ended September 30, 1999. This increase reflects the benefit to the Company's licensees and franchisees from an increase in claims assignments from insurance companies and self insureds.

    The Company's revenue is affected by numerous matters including the work loads of other companies and claims presented by their clients. The Company, therefore, is unable to project its future revenue. The Company has historically seen growth in licensee and franchisee fees paid. However, during fiscal 1998, the Company experienced a decrease in revenue due primarily to the phase out of a business relationship with its then major client. The Company has responded to the loss of revenue by continuing to develop and implement sales and marketing efforts to take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees. The Company's revenue did recover in fiscal 1999, to an amount comparable to that of fiscal 1997, which was prior to the loss of the client, and the Company hopes to see continued growth in licencee and franchisee fees paid from other sources.

    COMPENSATION AND FRINGE BENEFITS

    Compensation and fringe benefits represent approximately 52% of the Company's cost and expenses and are the Company's largest single item of expense. These expenses decreased 18.4% or $132,000 from $718,000 in the three months ended September 30, 1998 to $586,000 in the current quarter. This decrease is the result of the retirements of William J. Rocke, former CEO and former Chairman of the Board, and Jean E. Ryberg, former President, on June 30, 1999. Certain of the services provided by Mr. Rocke and Mrs. Ryberg are now provided by United Financial Adjusting Company ("UFAC") pursuant to a service agreement between the Company and UFAC. Charges for these services are reflected in a monthly fee paid to UFAC. See discussion below.

    SERVICE FEES

    On April 30, 1999, the Company entered into a service agreement with UFAC whereby the Company pays a $25,000 monthly fee for certain services provided by UFAC. Services included under this agreement are management, marketing, technology, human resource support, and accounting and reporting. For the three months ended September 30, 1999, the Company incurred $75,000 in service fees. The Company did not incur any service fees related to this agreement in the same quarter of the prior fiscal year.

    EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS AND SERVICE FEES

    The Company's expenses other than compensation decreased $59,000 during the three months ended September 30, 1999 as compared to the same quarter of the prior fiscal year. The principal items affecting these expenses are decreases in the following expenses: Directors fees of $13,500; general insurance of $17,000; legal fees of $12,000; and computer consulting fees of $11,000. The balance of the Company's costs and expenses have not significantly changed from the same period of the prior fiscal year.

    INCOME TAXES

    The Company's income taxes were 37.1% and 39.5% of its income before taxes for the three months ending September 30, 1999 and 1998, respectively. A difference in these rates is due to a decrease in permanent differences in book and tax income between the periods. The Company's income taxes have not been significantly affected by any changes in the federal and state laws. However, tax rates can be changed at any time based upon legislation.

    OTHER INCOME

    The Company's other income increased $3,000 or 10.7% from $28,000 in the quarter ended September 30, 1998 to $31,000 in the current quarter. The most significant items affecting other income include a $6,000 decrease in interest income, a $5,000 increase in other income, and a $5,000 loss on the sale of fixed assets for the quarter ended September 30, 1998.

    NET INCOME

    The Company's net income for the quarter ended September 30, 1999 increased $111,000 or 43.4% from $256,000 in the quarter ended September 30, 1998 to $367,000 in the current quarter. The most significant items affecting net income were a $43,000 increase in revenue, a $132,000 decrease in compensation and fringe benefits, a $75,000 increase in service fees, and a $59,000 decrease in expenses other than compensation and fringe benefits and service fees.

    RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO 1997

    REVENUE

    The Company's revenue increased 10% or $149,000 to $1,633,000 in the quarter ended September 30, 1998, from $1,484,000 in the same period of the prior fiscal year. The increase is a combined $96,000 increase in adjusting and risk management fees and a $53,000 increase in continuing licensee and franchisee fees.

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

    COMPENSATION AND FRINGE BENEFITS

    Compensation and fringe benefits represent approximately 58% of the Company's costs and expenses and represent the largest single item of expense. These expenses increased 11% or $73,000 from $645,000 in the three months ended September 30, 1997 to $718,000 in the quarter ended September 30, 1998. This increase is the result of the addition of a Marketing Director in the second quarter of the last fiscal year, additional employees hired including temporary employees to handle increased work loads in the Corporate and Phoenix office, and cost of living and merit increases given to employees.

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

    The increase in audit and accounting fees reflects the Company's decision to outsource certain accounting functions that were previously performed in-house. The Company believes that this will enable it to more efficiently monitor compliance of the constantly changing state and federal laws and regulations. Furthermore, the Company incurred increased auditing and accounting and consulting fees in the current quarter. The increase in computer consulting fees relates to the Company's planning for and utilization of improved technology to provide better services to its franchisees/licensees and clients. The increase in insurance costs results from an increase in the cost of insurance as well as increased coverage. The increase in directors fees reflects the greater number of directors meetings in the first quarter of this fiscal year due to consideration by the Board of the UFAC transaction. The decrease in advertising and promotional expenses reflects the purchase of promotional items in the first quarter of the prior fiscal year. The Company anticipates similar purchases in the second quarter of the current fiscal year. The balance of the Company's costs and expenses have not significantly changed from the same period of the prior year.

    INCOME TAXES

    The Company's income taxes were 39.5% of its income before taxes, or approximately the same as they were in the prior fiscal year. Changes made in the tax laws by various states and by the federal government have not had a material affect on the Company's current overall tax rates, however, this could change at any time.

    OTHER INCOME

    The Company's other income decreased $10,000 or 26% from $38,000 in the quarter ended September 30, 1997 to $28,000 in the quarter ended September 30, 1998. The most significant items affecting other income include a $7,000 decrease in interest income, and a loss on the sale of fixed assets of $5,000.

    NET INCOME

    The Company's net income for the quarter ended September 30, 1998, decreased $3,000 or 1% from $259,000 in the quarter ended September 30, 1997 to $256,000 in the quarter ended September 30, 1998. The most significant items affecting net income were a $149,000 increase in revenue, a $73,000 increase in compensation and fringe benefits, a $70,000 increase in expenses other than compensation and fringe benefits.

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

    To date, the Company has examined both its information technology and non-information technology systems. The Company determined that certain of the software used by the Company is not Year 2000 compliant. The Company has identified and purchased upgraded software that is Year 2000 compliant. In addition, the Company is currently updating all custom software so that it is Year 2000 compliant. A full-time programmer is dedicating all of her efforts to this project. The Company expects to complete these upgrades by November 30, 1999. The Company has had its computer servers tested internally and by an external party. The external party has found all but one operating system are compliant. Arrangements are currently being made to upgrade the noncompliant server. The Company hopes to finish its testing of internal systems by November 30, 1999.

    All of the Company's personal computers that need to be Year 2000 compliant have been upgraded. The Company has determined that its telephone, alarm, heating, and air conditioning systems will not be affected by the Year 2000. The Company has completed an analysis of the Company's operations to identify the remaining Year 2000 issues embodied in its operations and facilities and is developing a plan to resolve such issues. The Company expects to complete the formal plan of resolution by November 30, 1999.

    Certain software products sold by the Company to certain of its licensees and franchisees in prior years are not Year 2000 compliant. A partial upgrade to accommodate current policy dates on or after Year 2000 has already been developed and distributed to franchisees free of charge. The Company's computer staff is developing an upgrade of the software that will be Year 2000 compliant. The Company expects to complete development of the Year 2000 compliant version of its software by November 30, 1999. The Company will distribute this version to purchasers of the non-compliant version, free of charge. The Company does not anticipate that the cost of this upgrade will be material to the Company's operations.

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

    To date, the Company has paid approximately $240,000 in the analysis, development, and implementation of a plan to address its Year 2000 issues, and does not expect costs to exceed $325,000 in total. The Company's estimate reflects assumptions regarding the extent of the Year 2000 issues embodied in the Company's operations and facilities, the availability and cost of personnel trained in this area, the compliance plans of third parties, and similar uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issue, and in particular, the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially from those anticipated. If the Company is unable to address the Year 2000 issues successfully, or in a timely fashion, the Company may need to devote more resources to the process and additional costs may be incurred. This could have a material adverse effect on the Company's results of operations. The Company has purchased insurance that may offset certain losses to the Company for claims based upon non-compliance with Year 2000 issues.

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

    In the event that the steps being implemented by the Company fail to avoid problems associated with the Year 2000, the Company is currently developing its contingency plans. Such plans may include the immediate purchase of replacement hardware or software at the beginning of the Year 2000, the switching of vendors who supply goods or services to the Company, or other alternatives. In addition, the Company installed a back-up power generator in August 1999 to prepare for the unlikely event of a power grid failure. The Company anticipates that its contingency plans will be completed no later than November 30, 1999.

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

    During the three months ended September 30, 1999, the Company owned an immaterial number of common shares. However, in October 1999, the Company sold these shares and is no longer exposed to any market risk associated with this investment.

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

    Although the Company wholly owns a Canadian subsidiary, the cash held by the Canadian subsidiary is not material to the Company's operations. Therefore, any foreign currency fluctuations would not have a material effect on the Company's financial statements.

    PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS

    In June 1999, Safeway Inc. filed a complaint against multiple defendants including the Company in the United States District Court in Nebraska. The complaint arises from the alleged embezzlement of over $1,800,000 by a former franchisee of the Company. The complaint alleges claims against the Company in connection with claims services provided for the benefit of Safeway, Inc., including breach of fiduciary duty, negligent failure to monitor or supervise, vicarious liability, and breach of contract. The complaint seeks an accounting and a recovery of compensatory damages of at least $1,800,000. As the lawsuit is still in its earliest phase, the Company cannot yet assess the merits of the complaint or the effects this litigation will have on the Company. The Company has sought coverage under various insurance policies it holds and has received denials of coverage from the carriers. As of September 30, 1999, the Company has not accrued any liability with respect to this lawsuit.

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


                                            FRONTIER ADJUSTERS OF AMERICA, INC.



Date: November 12, 1999                     /s/ Troy Huth
      -----------------                     -----------------------------------
                                            Troy Huth, President and Chairman
                                            of the Board, Director



Date: November 12, 1999                     /s/ Jeffrey R. Harcourt
      -----------------                     -----------------------------------
                                            Jeffrey R. Harcourt, Chief Financial
                                            Officer, Director