Form 10-Q
period 1999-12-31
FRONTIER ADJUSTERS OF AMERICA INC
filed 2000-02-11
CIK 735349

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period Ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period _____________ to ____________

    Commission File Number 1-12902
                           --------

                       FRONTIER ADJUSTERS OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Arizona                                         86-0477573
---------------------------                 ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                     45 East Monterey Way, Phoenix, AZ 85012
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (602) 264-1061
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

Number of shares of Common Stock outstanding on February 7, 2000       8,957,560
                                                                       ---------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                              December 31, 1999    June 30, 1999
                                              -----------------    -------------
                                                 (unaudited)            (*)
                                     ASSETS

CURRENT ASSETS
 Cash                                             $ 1,541,141       $ 6,892,851
 Receivables                                        1,243,758         1,603,756
 Prepaid expenses                                     187,210           344,041
 Other                                                336,637           298,214
                                                  -----------       -----------
      TOTAL CURRENT ASSETS                          3,308,746         9,138,862
                                                  -----------       -----------

PROPERTY AND EQUIPMENT                              2,655,895         2,540,219
 Less accumulated depreciation
  and amortization                                 (1,002,453)         (931,283)
                                                  -----------       -----------
                                                    1,653,442         1,608,936
                                                  -----------       -----------
OTHER ASSETS
 Cost of subsidiary in excess of net
  tangible assets acquired                            213,817           213,817
 Less accumulated amortization                       (182,596)         (181,440)
                                                  -----------       -----------
                                                       31,221            32,377
 Receivables (Long term)                              312,000           350,000
 Investments (Long term)                              685,360           685,148
 Other                                                269,654           303,661
                                                  -----------       -----------
                                                    1,298,235         1,371,186
                                                  -----------       -----------
      TOTAL ASSETS                                $ 6,260,423       $12,118,984
                                                  ===========       ===========
                                 LIABILITIES

CURRENT LIABILITIES
 Accounts payable                                 $    30,843       $    28,005
 Accrued expenses                                     171,787           404,325
 Franchisee/licensee remittance payable                    --           552,946
 Service fees due to UFAC                              75,000            50,000
 Distribution payable                                      --         5,918,475
 Other                                                359,130           111,600
                                                  -----------       -----------
      TOTAL CURRENT LIABILITIES                       636,760         7,065,351
                                                  -----------       -----------
STOCKHOLDERS' EQUITY
 Common stock                                          90,191            90,191
 Additional paid in capital                         2,104,426         2,104,426
 Treasury stock                                      (184,368)         (184,368)
 Other                                                 24,283            20,653
 Retained earnings                                  3,589,131         3,022,731
                                                  -----------       -----------
                                                    5,623,663         5,053,633
                                                  -----------       -----------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $ 6,260,423       $12,118,984
                                                  ===========       ===========

* Condensed from audited financial statements.
 The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                 Six Months Ended             Three Months Ended
                                                   December 31,                  December 31,
                                            --------------------------    --------------------------
                                               1999            1998          1999            1998
                                            ----------      ----------    ----------      ----------
REVENUE
  Continuing licensee and franchisee fees   $2,585,686      $2,458,500    $1,273,079      $1,185,377
  Adjusting and Risk Management fees           657,370         698,982       293,913         338,736
                                            ----------      ----------    ----------      ----------
                                             3,243,056       3,157,482     1,566,992       1,524,113
                                            ----------      ----------    ----------      ----------
COST AND EXPENSES
  Compensation and employee benefits         1,286,001       1,417,784       699,624         700,018
  Office                                       217,526         202,925       127,026         107,410
  Advertising and promotion                     65,807         108,790        24,373          68,203
  Depreciation and amortization                114,951         127,487        57,429          65,012
  Provision for doubtful accounts              135,838          96,000        82,998          48,000
  Service fees paid to UFAC                    150,000              --        75,000              --
  Other                                        430,141         548,752       210,656         275,046
                                            ----------      ----------    ----------      ----------
                                             2,400,264       2,501,738     1,277,106       1,263,689
                                            ----------      ----------    ----------      ----------
INCOME FROM OPERATIONS                         842,792         655,744       289,886         260,424
                                            ----------      ----------    ----------      ----------
OTHER INCOME (EXPENSE)
  Interest income                               56,373          57,275        33,309          27,841
  Other (Net)                                   30,021           6,333        22,062           7,824
                                            ----------      ----------    ----------      ----------
TOTAL OTHER INCOME (EXPENSE)                    86,394          63,608        55,371          35,665
                                            ----------      ----------    ----------      ----------
INCOME BEFORE INCOME TAXES                     929,186         719,352       345,257         296,089

INCOME TAXES                                   362,786         283,937       146,189         116,590
                                            ----------      ----------    ----------      ----------
NET INCOME                                  $  566,400      $  435,415    $  199,068      $  179,499
                                            ==========      ==========    ==========      ==========
EARNINGS PER SHARE
  Basic                                     $      .06      $      .09    $      .02      $      .04
                                            ==========      ==========    ==========      ==========
  Diluted                                   $      .06      $      .09    $      .02      $      .04
                                            ==========      ==========    ==========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                      8,957,560       4,605,358     8,957,560       4,605,358
                                            ==========      ==========    ==========      ==========
  Diluted                                    8,957,560       4,607,261     8,957,560       4,605,358
                                            ==========      ==========    ==========      ==========

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                 Six Months Ended              Three Months Ended
                                                   December 31,                   December 31,
                                            --------------------------     ------------------------
                                               1999            1998           1999          1998
                                            ----------      ----------     ----------    ----------

NET INCOME                                   $ 566,400       $ 435,415     $ 199,068      $ 179,499
                                             ---------       ---------     ---------      ---------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency translation adjustments       3,630              --         3,182             --
  Unrealized gain (loss) on securities              --             160        (8,094)        28,131
                                             ---------       ---------     ---------      ---------
                                                 3,630             160        (4,912)        28,131
                                             ---------       ---------     ---------      ---------
COMPREHENSIVE INCOME                         $ 570,030       $ 435,575     $ 194,156      $ 207,630
                                             =========       =========     =========      =========

The accompanying notes are an integral part of these condensed statements

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                   SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                         1999           1998
                                                     -----------    -----------

NET INCOME                                           $   566,400    $   435,415
                                                     -----------    -----------
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization:
   Operations                                            114,951        127,487
   Other                                                      --            546
   Gain on sale of investments                           (12,494)            --
   Loss on disposition of property and equipment              --          3,640
   Bad Debt Expense                                      135,838         96,000
  Change in assets and liabilities:
  (Increase) decrease in:
   Receivables                                            75,298         (9,142)
   Prepaid expenses                                      156,831         51,634
   Other                                                 (57,494)        33,725
   Increase (decrease) in:
   Accounts payable                                        2,838         (5,930)
   Accrued expenses                                     (232,538)      (220,237)
   Franchisee and licensee remittance payable           (552,946)      (545,830)
   Service fees due to UFAC                               25,000             --
   Other                                                 244,934          6,461
                                                     -----------    -----------
Total adjustments                                        (99,782)      (461,646)
                                                     -----------    -----------
NET CASH PROVIDED BY (USED) OPERATING ACTIVITIES         466,618        (26,231)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (117,132)      (117,191)
  Investments purchased                                       --     (1,977,829)
  Proceeds from sales of investments                      12,494      2,000,000
  Proceeds on sale of fixed assets                           337         26,761
  Proceeds from sales of license                          25,000             --
  Payments on license acquisition                        (13,660)       (13,997)
  Advances to licensees and franchisees               (1,875,385)    (2,237,113)
  Collections of advances to licensees
   and franchisees                                     2,062,267      2,233,360
                                                     -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       93,921        (86,009)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                      (5,918,475)      (172,701)
                                                     -----------    -----------
NET CASH (USED IN) FINANCING ACTIVITIES               (5,918,475)      (172,701)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    6,226             --

NET (DECREASE) IN CASH                                (5,351,710)      (284,941)
  Cash at beginning of the period                      6,892,851        929,364
                                                     -----------    -----------
  Cash at the end of the period                      $ 1,541,141    $   644,423
                                                     ===========    ===========
Supplemental disclosures of Cash Flow information
Cash paid during the period
  Income taxes                                       $   421,877    $   221,060
  Interest                                           $     1,097    $     1,003

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

    The results of operations for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

(2) Reportable Segments

    Financial information with respect to the Company's reportable segments for the six and three months ended December 31, 1999 and 1998 is as follows:

Six months ended             Las Vegas/Henderson   Corporate and
December 31, 1999             and Tucson Offices   Phoenix Office   Consolidated
-----------------            --------------------  --------------   ------------
Revenue                         $  247,139          $2,995,917      $3,243,056

Depreciation and Amortization       21,357              93,594         114,951
Interest Income                         --              56,373          56,373
Segment Net Income                   5,632             560,768         566,400
Expenditures for Segment Assets         --             117,132         117,132
Segment Assets                  $  124,694          $6,135,729      $6,260,423

Six months ended
December 31, 1998
-----------------
Revenue                         $  229,541          $2,927,941      $3,157,482

Depreciation and Amortization       20,789             106,698         127,487
Interest Income                         --              57,275          57,275
Segment Net Income (Loss)           (6,759)            442,174         435,415
Expenditures for Assets             18,545              98,646         117,191
Segment Assets                  $  164,733          $7,119,411      $7,284,144

Three months ended
December 31, 1999
-----------------
Revenue                         $  117,804          $1,449,188      $1,566,992

Depreciation and Amortization       10,685              46,744          57,429
Interest Income                         --              33,309          33,309
Segment Net Income                   1,956             197,112         199,068
Expenditures for Segment Assets         --              24,894          24,894

Three months ended
December 31, 1998
-----------------
Revenue                         $  109,806          $1,414,307      $1,524,113

Depreciation and Amortization       10,534              54,478          65,012
Interest Income                         --              27,841          27,841
Segment Net Income (Loss)           (5,845)            185,344         179,499
Expenditures for Assets             17,532              10,162          27,694

(3) Earnings Per Share

    The effect of 100,000 stock options are not included in the earnings per share calculation because they are antidilutive.

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

FINANCIAL CONDITION

The Company has historically financed its growth and on-going operations with cash generated from operations. In the six months ended December 31, 1999, the Company's operations generated $467,000 in cash.

During the six months ended December 31, 1999, the most significant items affecting cash generated by the Company's operations are net income, a $553,000 decrease in franchisee and licensee remittance payable and the $233,000 decrease in accrued expenses. The Company, pursuant to agreements with its licensees and franchisees, acts as a collection agent for all of its licensees and franchisees. The Company remits to its licensees and franchisees the collections, less the ongoing license/franchise fee and any amounts due the Company, such as loan repayments and errors and omissions insurance premium. The day of the week that the Company's fiscal period ends, therefore, can have a significant effect on the reported amount that is due to licensees and franchisees. As December 31, 1999 fell on the day that collections were remitted to licensees and franchisees, the Company did not have a remittance payable. In comparison, the Company's financial statements as of June 30, 1999 reflects collections for four days of $553,000. The decrease in accrued expenses results from the payout of employee benefits and bonuses during the first quarter of fiscal 2000.

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

The Company's ratio of current assets to current liabilities was 5.20 to 1 as of December 31, 1999 and 1.29 to 1 as of June 30, 1999. The increase is primarily the result of the decreases in distribution payable and franchisee/licensee remittance payable at December 31, 1999 as compared to June 30, 1999.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998

REVENUE

The Company's revenue increased 2.7% or $86,000 to $3,243,000 during the six months ended December 31, 1999 from $3,157,000 in the same period of the prior fiscal year. This increase represents a $41,000 decrease in adjusting and risk management fees and a $127,000 increase in continuing licensee and franchisee fees.

The decrease of $41,000 in adjusting and risk management fees from $699,000 in the six months ended December 31, 1998 to $658,000 for the six months ended December 31, 1999 represents a 5.9% decrease. The Company experienced an increase of $29,000 in adjusting fees in its Las Vegas/Henderson office, and decreases of $11,000 and $59,000 in adjusting fees from the Tucson and Phoenix offices, respectively. The increase in Las Vegas/Henderson office is primarily the result of an increase in storms this fiscal year as compared to the same period of the prior year. The decrease in the Phoenix office mainly relates to the loss of a client.

The Company's revenue from continuing licensee and franchisee fees increased 5.2% or $127,000 from $2,459,000 in the six months ended December 31, 1998 to $2,586,000 in the six months ended December 31, 1999. This increase reflects the benefit to the Company's licensees and franchisees from an increase in claims assignments from insurance companies and self-insureds.

The Company's revenue is affected by numerous matters including the work loads of other companies and claims presented by their clients. Therefore, the Company is unable to project its future revenue. The Company has historically seen growth in licensee and franchisee fees paid. However, during fiscal 1998, the Company experienced a decrease in revenue due primarily to the phase out of a business relationship with its then major client. The Company has responded to the loss of revenue by continuing to develop and implement sales and marketing efforts to take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees. The Company's revenue did recover in fiscal 1999, to an amount comparable to that of fiscal 1997, which was prior to the loss of the client, and the Company hopes to see continued growth in licensee and franchisee fees paid from other sources.

COMPENSATION AND FRINGE BENEFITS

Compensation and fringe benefits represent approximately 53.6% of the Company's costs and expenses and represent the largest single item of expense. These expenses decreased 9.3% or $132,000 from $1,418,000 in the six months ended December 31, 1998 to $1,286,000 in the current six month period. The decrease is the result of the retirement of William J. Rocke, former CEO and former Chairman of the Board, and Jean E. Ryberg, former President, on June 30, 1999. Certain of the services provided by Mr. Rocke and Mrs. Ryberg are now provided by United Financial Adjusting Company ("UFAC") pursuant to a service agreement between the Company and UFAC. Charges for these services are reflected in a monthly fee paid to UFAC. For further discussion, see "Service Fees" below.

Compensation and Fringe Benefits were also affected by the resignation of Francis J. LaPallo on January 31, 2000. In connection with his resignation, Mr. LaPallo received a severance package with a net of tax affect on net income of approximately $106,000 for the six months ended December 31, 1999. Had the Company not incurred this expense, compensation and fringe benefits for the six months ended December 31, 1999 would have experienced a greater decrease compared to the same period of the prior fiscal year.

SERVICE FEES

On April 30, 1999, the Company entered into a service agreement with UFAC whereby the Company pays a $25,000 monthly fee for certain services provided by UFAC. Services included under this agreement are management, marketing, technology, human resource support, and accounting and reporting. For the six months ended December 31, 1999, the Company incurred $150,000 in service fees. The Company did not incur any service fees related to this agreement in the same period of the prior fiscal year.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS AND SERVICE FEES

The Company's expenses other than compensation and fringe benefits and service fees decreased $120,000 during the six months ended December 31, 1999 as compared to the same period of the prior fiscal year. The principal items affecting these expenses are decreases of $103,000 in legal fees, $43,000 in advertising and promotion, $20,000 in Directors fees, $12,000 in depreciation and amortization, which were partially offset by increases of $40,000 in provision for doubtful accounts, $15,000 in office expenses, and $13,000 in computer consulting expenses.

Legal fees decreased significantly due to the increased need for legal services during the first six months of fiscal 1999 in preparation of the UFAC transaction that was later consummated in April of 1999. As a portion of the monthly service fee paid to UFAC includes marketing resources, the Company has decreased similar services previously paid to external sources. Furthermore, a portion of this reduction is due to the non-renewal of the Company's share of a luxury suite at a sporting facility. Accordingly, advertising and promotional expenses have decreased this fiscal year as these services were provided by UFAC and recorded under Service Fees for the current period. Provision for doubtful accounts increased primarily due to the aging of larger balanced loans given to franchisees or licensees as compared to the same period of the prior fiscal year.

INCOME TAXES

The Company's income taxes for the six months ended December 31, 1999 were 39.0% of its income before taxes, or approximately the same as they were in the prior fiscal year. Changes made in the tax laws by various states and by the federal government have not had a material effect on the Company's current overall tax rates; however, there is no assurance that such changes will not occur in the future.

OTHER INCOME

The Company's other income increased $22,000 or 34.4% from $64,000 in the six months ended December 31, 1998 to $86,000 in the current six month period. The most significant items affecting other income are increases in the gain on sale of investments and miscellaneous income of $12,000 and $11,000, respectively.

NET INCOME

The Company's net income for the six months ended December 31, 1999 increased $131,000 or 30.1% from $435,000 in the six months ended December 31, 1998 to $566,000 in the current period. The most significant items affecting net income were an $86,000 increase in revenue, a $132,000 decrease in compensation and benefits, a $150,000 increase in service fees, a $120,000 decrease in expenses other than compensation and fringe benefits and service fees, and an increase of $22,000 in other income.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

REVENUE

The Company's revenue increased 2.8% or $43,000 to $1,567,000 during the three months ended December 31, 1999 from $1,524,000 in the same period of the prior fiscal year. This increase represents a $45,000 decrease in adjusting and risk management fees and an $88,000 increase in continuing licensee and franchisee fees.

The decrease of $45,000 in adjusting and risk management fees from $339,000 in the three months ended December 31, 1998 to $294,000 in the three months ended December 31, 1999 represents a 13.3% decrease. The Company experienced a decrease of $53,000 in adjusting fees in its Phoenix office and increases of $1,000 and $7,000 in adjusting fees from the Las Vegas/Henderson and Tucson offices, respectively. The decrease in fees from the Phoenix office primarily reflects the loss of a client.

The Company's revenue from continuing licensee and franchisee fees increased 7.4% or $88,000 from $1,185,000 in the three months ended December 31, 1998 to $1,273,000 in the three months ended December 31, 1999. This increase reflects the benefit to the Company's licensees and franchisees from an increase in claims assignments from insurance companies and self-insureds.

The Company's revenue is affected by numerous factors including the work loads of other companies and claims presented by their clients. Therefore, the Company is unable to project its future revenue. The Company has historically seen growth in licensee and franchisee fees paid. However, during fiscal 1998, the Company experienced a decrease in revenue due primarily to the phase out of its business relationship with its then major client. The Company has responded to this loss by continuing to develop and implement sales and marketing efforts to take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees. The Company's revenue did recover in fiscal 1999 to an amount comparable to that of fiscal 1997, which was prior to the loss of the client, and the Company hopes to see continued growth in licensee and franchisee fees paid from other sources.

COMPENSATION AND FRINGE BENEFITS

Compensation and fringe benefits represent approximately 54.8% of the Company's costs and expenses and represent the largest single item of expense. These expenses remained essentially flat at $700,000 in the three months ended December 31, 1998 compared to the current three month period. Compensation related expenses have declined significantly this fiscal year due to the retirement of William J. Rocke, former CEO and Chairman of the Board, and Jean
E. Ryberg, former President, on June 30, 1999. However, the Company incurred expenses this quarter related to the resignation of Francis J. LaPallo, former Executive Vice President, on January 31, 2000. In connection with his resignation, Mr. LaPallo received a severance package with a net of tax affect on net income of approximately $106,000 for the three months ended December 31, 1999. Had the Company not incurred this expense, compensation and fringe benefits for the three months ended December 31, 1999 would have decreased in comparison to the same period of the prior year.

Certain of the services provided by Mr. Rocke and Mrs. Ryberg are now provided by UFAC pursuant to a service agreement between the Company and UFAC. Charges for these services are reflected in a monthly fee paid to UFAC. For further discussion, see "Service Fees" below.

SERVICE FEES

On April 30, 1999, the Company entered into a service agreement with UFAC whereby the Company pays a $25,000 monthly fee for certain services provided by UFAC. Services included under this agreement are management, marketing, technology, human resource support, and accounting and reporting. For the three months ended December 31, 1999, the Company incurred $75,000 in service fees. The Company did not incur any service fees related to this agreement in the same quarter of the prior fiscal year.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS AND SERVICE FEES

The Company's expenses other than compensation and fringe benefits and service fees decreased $61,000 during the three months ended December 31, 1999 as compared to the same quarter of the prior fiscal year. The principal items affecting these expenses are decreases of $91,000 in legal fees, $44,000 in advertising and promotion, and $17,000 in audit and accounting fees, which were partially offset by increases of $35,000 in provision for doubtful accounts, $23,000 in technology consulting fees, and $20,000 in office expenses.

Legal fees and accounting related fees decreased significantly this quarter due to the increased need for these services during the three months ended December 31, 1998 in preparation of the UFAC transaction that was later consummated in April of 1999. Advertising and promotional expenses decreased $44,000 this quarter as a portion of the monthly service fee paid to UFAC includes marketing resources. Therefore, the Company has ceased some of the costs that were previously paid to external parties. Furthermore, a portion of this reduction is due to the non-renewal of the Company's share of a luxury suite at a sporting facility. Provision for doubtful accounts increased primarily due to the aging of larger balanced loans given to franchisees or licensees as compared to the same period of the prior fiscal year.

INCOME TAXES

The Company's income taxes were 42.3% and 39.4% of its income before taxes for the three months ended December 31, 1999 and 1998, respectively. A difference in these rates is due to an increase in permanent differences in book and tax income between the periods. The Company's income taxes have not been significantly affected by any changes in the federal and state laws. However, tax rates can be changed at any time based upon legislation.

OTHER INCOME

The Company's other income increased $19,000 or 52.8% from $36,000 in the three months ended December 31, 1998 to $55,000 in the current three month period. The most significant items affecting other income include increases of $5,000 in interest income, $12,000 in the gain on sale of investments and $6,000 in miscellaneous revenue, and a decrease in dividend income of $4,000.

NET INCOME

The Company's net income for the three months ended December 31, 1999 increased $20,000 or 11.2% from $179,000 in the three months ended December 31, 1998 to $199,000 in the current quarter. The most significant items affecting net income were a $43,000 increase in revenue, a $75,000 increase in service fees and a $61,000 decrease in expenses other than compensation and fringe benefits and service fees.

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

During the first six months of fiscal 2000, the Company did own an immaterial number of common stock shares that it sold in October 1999. Therefore, the Company is no longer exposed to any market risk associated with this investment.

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

                           PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In June 1999, Safeway Inc. filed a complaint against multiple defendants including the Company in the United States District Court in Nebraska. The complaint arises from the alleged embezzlement of over $1,800,000 by a former franchisee of the Company. The complaint alleges claims against the Company in connection with claims services provided for the benefit of Safeway, Inc., including breach of fiduciary duty, negligent failure to monitor or supervise, vicarious liability, and breach of contract. The complaint seeks an accounting and a recovery of compensatory damages of at least $1,800,000. As the lawsuit is still in its earliest phase, the Company cannot yet assess the merits of the complaint or the effects this litigation will have on the Company. The Company has sought coverage under various insurance policies it holds and has received denials of coverage from the carriers. As of December 31, 1999, the Company has not accrued any liability with respect to this lawsuit.

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

ITEM 2 - NOT APPLICABLE

ITEM 3 - NOT APPLICABLE

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On January 26, 2000, the Company held its 1999 Annual Shareholders' Meeting.

The Company's Board of Directors were reelected with 8,473,719 shares being cast and 18,144 shares withholding authority. The Directors elected and the numbers of votes each received are as follows:

        John M. Davies                      8,434,998
        Jeffrey R. Harcourt                 8,434,998
        Troy M. Huth                        8,434,998
        Jeffrey C. Jordan                   8,434,998
        Francis J. LaPallo                  8,454,626
        Louis T. Mastos                     8,449,826
        William J. Rocke                    8,392,326
        Jean E. Ryberg                      8,393,826
        William A. White                    8,455,276

The Company's shareholders ratified the appointment of McGladrey & Pullen, LLP, Certified Public Accountants, as the auditors of the Company for the Company's fiscal year ending June 30, 2000 with 8,419,419 affirmative votes, 24,278 against, and 30,022 abstaining.

ITEM 5 - OTHER INFORMATION

Francis J. LaPallo, a director and an Executive Vice President of the Company, resigned from his position with the Company effective January 31, 2000. To fill the vacancy on the board, the board of directors appointed Kenneth A. Sexton to the Board.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  27 -- Financial Data Schedule

     (b) The Company filed a Form 8-K on December 2, 1999 to report a change in ownership of the Company's majority shareholder, UFAC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FRONTIER ADJUSTERS OF AMERICA, INC.


Date: 2/11/00                         /s/ Troy M. Huth
     ----------                       ----------------------------------------
                                      Troy M. Huth, President, Chief Executive
                                      Officer and Director


Date: 2/11/00                         /s/ Jeffrey R. Harcourt
     ----------                       ----------------------------------------
                                      Jeffrey R. Harcourt, Chief Financial
                                      Officer and Director