Form 10-Q
period 2000-03-31
FRONTIER ADJUSTERS OF AMERICA INC
filed 2000-05-11
CIK 735349

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period Ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period _____________ to _______________

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

Number of shares of Common Stock outstanding on May 10, 2000           8,957,660

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 March 31, 2000   June 30, 1999
                                                 --------------   -------------
                                                   (unaudited)         (*)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $ 2,159,691     $  6,892,851
  Receivables                                        1,061,968        1,603,756
  Prepaid expenses                                     171,593          344,041
  Other                                                278,336          298,214
                                                   -----------     ------------
       TOTAL CURRENT ASSETS                          3,671,588        9,138,862
                                                   -----------     ------------

PROPERTY AND EQUIPMENT                               2,636,609        2,540,219
  Less accumulated depreciation
    and amortization                                (1,003,541)        (931,283)
                                                   -----------     ------------
                                                     1,633,068        1,608,936
                                                   -----------     ------------
OTHER ASSETS
  Cost of subsidiary in excess of
    net tangible assets acquired                       213,817          213,817
  Less accumulated amortization                       (183,173)        (181,440)
                                                   -----------     ------------
                                                        30,644           32,377
  Receivables (long-term)                              310,000          350,000
  Investments (long-term)                              635,466          685,148
  Other                                                245,093          303,661
                                                   -----------     ------------
                                                     1,221,203        1,371,186
                                                   -----------     ------------
       TOTAL ASSETS                                $ 6,525,859     $ 12,118,984
                                                   ===========     ============

                                  LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                 $    28,787     $     28,005
  Accrued expenses                                     179,774          404,325
  Franchisee/licensee remittance payable               131,560          552,946
  Service fees due to UFAC                             120,000           50,000
  Distribution payable                                      --        5,918,475
  Other                                                136,798          111,600
                                                   -----------     ------------
       TOTAL CURRENT LIABILITIES                       596,919        7,065,351
                                                   -----------     ------------

STOCKHOLDERS' EQUITY
  Common stock                                          90,191           90,191
  Additional paid in capital                         2,104,413        2,104,426
  Treasury stock                                      (184,068)        (184,368)
  Other                                                 24,776           20,653
  Retained earnings                                  3,893,628        3,022,731
                                                   -----------     ------------
                                                     5,928,940        5,053,633
                                                   -----------     ------------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $ 6,525,859     $ 12,118,984
                                                   ===========     ============

* Condensed from audited financial statements.

   The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                Nine Months Ended            Three Months Ended
                                                    March 31,                     March 31,
                                             ------------------------      ------------------------
                                                2000          1999            2000          1999
                                             ----------    ----------      ----------    ----------
REVENUE
 Continuing licensee and franchisee fees     $3,842,175    $3,670,645      $1,256,489    $1,212,145
 Adjusting fees                                 882,979     1,059,009         225,609       360,027
                                             ----------    ----------      ----------    ----------
                                              4,725,154     4,729,654       1,482,098     1,572,172
                                             ----------    ----------      ----------    ----------
COST AND EXPENSES
 Compensation and employee benefits           1,682,283     2,108,759         396,282       690,975
 Office                                         306,702       316,169          89,176       120,134
 Advertising and promotion                      117,312       207,497          51,505        98,707
 Depreciation and amortization                  166,168       198,064          51,217        70,577
 Provision for doubtful accounts                227,203       152,845          91,365        56,845
 Services performed by UFAC                     270,000            --         120,000            --
 Other                                          644,950       778,003         214,809       222,361
                                             ----------    ----------      ----------    ----------
                                              3,414,618     3,761,337       1,014,354     1,259,599
                                             ----------    ----------      ----------    ----------
INCOME FROM OPERATIONS                        1,310,536       968,317         467,744       312,573
                                             ----------    ----------      ----------    ----------
OTHER INCOME
 Interest income                                 94,346        86,848          37,973        29,573
 Other (Net)                                     33,727        12,138           3,706         5,805
                                             ----------    ----------      ----------    ----------
 TOTAL OTHER INCOME                             128,073        98,986          41,679        35,378
                                             ----------    ----------      ----------    ----------
 INCOME BEFORE INCOME TAXES                   1,438,609     1,067,303         509,423       347,951

INCOME TAXES                                    567,712       423,672         204,926       139,735
                                             ----------    ----------      ----------    ----------
 NET INCOME                                  $  870,897    $  643,631      $  304,497    $  208,216
                                             ==========    ==========      ==========    ==========
EARNINGS PER SHARE
 Basic                                       $      .10    $      .14      $      .03    $      .05
                                             ==========    ==========      ==========    ==========
 Diluted                                     $      .10    $      .14      $      .03    $      .05
                                             ==========    ==========      ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic                                        8,957,561     4,605,358       8,957,564     4,605,358
                                             ==========    ==========      ==========    ==========
 Diluted                                      8,957,561     4,606,776       8,957,564     4,605,784
                                             ==========    ==========      ==========    ==========

   The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                               Nine Months Ended          Three Months Ended
                                                   March 31,                  March 31,
                                              --------------------       --------------------
                                                2000        1999           2000        1999
                                              --------    --------       --------    --------
NET INCOME                                    $870,897    $643,631       $304,497    $208,216
OTHER COMPREHENSIVE INCOME, NET OF TAX:
 Foreign currency translation adjustment         4,123          --            350          --
 Unrealized gain (loss) on securities               --       3,406             --       3,222
                                              --------    --------       --------    --------
                                                 4,123       3,406            350       3,222
                                              --------    --------       --------    --------
COMPREHENSIVE INCOME                          $875,020    $647,037       $304,847    $211,438
                                              ========    ========       ========    ========

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                    NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                    2000                1999
                                                                 -----------         -----------
NET INCOME                                                       $   870,897         $   643,631
                                                                 -----------         -----------
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization:
   Operations                                                        166,168             198,064
   Other                                                                  --                 546
 (Gain) on sale of investments                                       (13,494)                 --
 Loss on disposition of property and equipment                         5,340               3,640
 (Gain) on sale of license                                              (267)                 --
 Allowance for doubtful accounts                                     227,203             152,845
Change in assets and liabilities:
 (Increase) decrease in:
  Receivables                                                         91,411             (80,127)
  Prepaid expenses                                                   172,448              60,254
  Other                                                                  962              70,532
 Increase (decrease) in:
  Accounts payable                                                       782              10,388
  Accrued expenses                                                  (224,551)           (106,921)
  Franchisee and licensee remittance payable                        (421,386)             92,457
  Service fees due to UFAC                                            70,000                  --
  Other                                                               22,509              20,907
                                                                 -----------         -----------
Total adjustments                                                     97,125             422,585
                                                                 -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            968,022           1,066,216
                                                                 -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                               (140,943)           (132,749)
 Investments purchased                                                    --          (2,970,329)
 Proceeds on sale of fixed assets                                      1,209              26,761
 Proceeds from sales of investments                                   63,494           3,000,000
 Proceeds from sale of intangible assets                             267,629                  --
 License acquisition                                                      --            (150,000)
 Payments on license acquisition                                     (13,615)            (33,462)
 Advances to licensees and franchisees                            (2,837,412)         (3,180,151)
 Collections of advances to licensees and franchisees              2,869,832           3,253,774
                                                                 -----------         -----------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            210,194            (186,156)
                                                                 -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash dividends                                                   (5,918,475)           (172,701)
 Proceeds from sales of stock                                            287                  --
                                                                 -----------         -----------
      NET CASH  (USED IN) FINANCING ACTIVITIES                    (5,918,188)           (172,701)
       EFFECT OF EXCHANGE RATE CHANGES ON CASH                         6,812                  --
                                                                 -----------         -----------
NET INCREASE (DECREASE) IN CASH                                   (4,733,160)            707,359
 Cash at beginning of the period                                   6,892,851             929,364
                                                                 -----------         -----------
 Cash at the end of the period                                   $ 2,159,691         $ 1,636,723
                                                                 ===========         ===========
Supplemental disclosures of cash flow information
Cash paid during the period
 Income taxes                                                    $   569,903         $   313,215
 Interest                                                        $     1,127         $     1,538

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

     The results of operations for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

(2) REPORTABLE SEGMENTS

     Financial information with respect to the Company's reportable segments for the nine and three months ended March 31, 2000 and 1999 is as follows:

Nine months ended            Las Vegas/Henderson   Corporate and
March 31, 2000               and Tucson Offices   Phoenix Office   Consolidated
--------------               ------------------   --------------   ------------
Revenue                           $ 323,441         $4,401,713      $4,725,154

Depreciation and Amortization        25,977            140,191         166,168
Interest Income                          --             94,346          94,346
Segment Net Income (Loss)            (2,911)           873,808         870,897
Expenditures for Segment Assets          --            140,943         140,943
Segment Assets                    $  95,815         $6,412,336      $6,508,151

Nine months ended
March 31, 1999
--------------
Revenue                           $ 323,072         $4,406,582      $4,729,654
Depreciation and Amortization        25,698            172,366         198,064
Interest Income                          --             86,848          86,848
Segment Net Income                    8,756            634,875         643,631
Expenditures for Assets              18,545            114,204         132,749
Segment Assets                    $ 147,487         $8,113,160      $8,260,647

Three months ended
March 31, 2000
--------------
Revenue                           $  76,302         $1,405,796      $1,482,098
Depreciation and Amortization         4,620             46,597          51,217
Interest Income                          --             37,973          37,973
Segment Net Income (Loss)            (8,543)           313,040         304,497
Expenditures for Segment Assets          --             23,830          23,830

Three months ended            Las Vegas/Henderson   Corporate and
March 31, 1999                and Tucson Offices   Phoenix Office   Consolidated
--------------                ------------------   --------------   ------------
Revenue                           $  93,531         $1,478,641      $1,572,172
Depreciation and Amortization         4,909             65,668          70,577
Interest Income                          --             29,573          29,573
Segment Net Income                   15,515            192,701         208,216
Expenditures for Assets                  --             15,558          15,558

     On January 1, 2000, the Company sold its Tucson, Arizona location to a new franchisee. Revenue and expenses from the Tucson location for the three months ended March 31, 2000, are the result of run-off business and will continue to decline in the future.

(3) EARNINGS PER SHARE

     The effect of 99,900 stock options is not included in the earnings per share calculation because they are antidilutive.

(4) DEFERRED GAIN ON SALE OF FRANCHISES

     On January 1, 2000, the Company sold its Tucson, Arizona office to a new franchisee for $167,629 resulting in a deferred gain of $156,021. During the three months ended March 31, 2000, the Company also sold three franchises located in the Chicago, Illinois area for $25,000 per franchise that resulted in an aggregate deferred gain of $75,000. The Company is collecting the proceeds from these sales by deducting a specified percentage of the franchisees' weekly remittances to be applied against the sales price until paid in full. The deferred gains associated with these sales are netted against the receivable for balance sheet presentation and are recorded as a gain on sale of assets when received. On March 31, 2000, the aggregate deferred gain netted against receivables was $230,754.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's "expectations", "anticipation", "hopes", "intentions", "beliefs", or "strategies" regarding the future. Forward looking statements include statements regarding revenue, margins, expenses, and earnings analysis with regard to the Company or with regard to the Company's licensees and franchisees for the remainder of fiscal 2000 and thereafter; improvement of, and growth in the number of, licensees and franchisees; future spending on marketing and product development strategy; statements regarding the outcome of litigation; the merger transaction with United Financial Adjusting Company described below, and liquidity and anticipated availability of cash for operations, acquisitions, or payment of dividends. All forward looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in this report and any other reports on file with the SEC, including but not limited to the extent and nature of natural disasters in geographic areas serviced by the Company or by its licensees and franchisees; management decisions by insurance companies and self-insureds to increase or decrease the degree to which they contract for services offered by the Company, its licensees or franchisees; the Company's ability to identify and attract new qualified licensees and franchisees; the success of the Company's promotional and marketing programs; the Company's ability to successfully manage offices reacquired from existing licensees and franchisees; and uninsured liability for acts or omissions of the Company's employees, licensees, or franchisees.

In March of 2000, the Company's board of directors agreed in principle to enter into a transaction whereby the Company will exchange a net of approximately 11.5 million shares of its common stock for all of the issued and outstanding shares of stock of United Financial Adjusting Company ("UFAC") and its subsidiaries, JW Software, Inc. ("JW"), and DBG Technologies, Inc. ("DBG"). Upon consummation of the proposed transaction, the Company will merge with UFAC and will become the parent of JW and DBG. The merger will be accounted for similarly to a pooling of interest since the entities are under common control, to the extent of the common ownership. The assets and liabilities of these companies will be recorded at their fair value to the extent of the ownership interest by minority stockholders and at the historical cost for the ownership interest under common control.

UFAC is an insurance claim management services company, JW develops and markets claim management software, and DBG develops and markets internet-based systems and web sites.

Netrex Holdings LLC ("Netrex") currently owns all of the outstanding shares of stock in UFAC which holds approximately 59% of the Company's outstanding common stock. Consequently, after the planned transaction is consummated, Netrex would own approximately 16.4 million shares of the Company's stock, representing approximately 82% of the Company's outstanding stock.

The proposed transaction is subject to, among other things, additional due diligence by the parties and execution of mutually satisfactory agreements. Assuming a definitive agreement is reached, the transaction will also be subject to approval by the shareholders of the Company and UFAC and the necessary regulatory and stock exchange approvals. In connection with this transaction, the Company will change its name to "Netrex Business Services Inc.". The Company will continue to operate the franchised and licensed claims adjusting business under the Frontier name.

FINANCIAL CONDITION

The Company has historically financed its growth and on going operations with cash generated from operations. In the nine months ended March 31, 2000, the Company's operations generated $968,000 in cash.

During the nine months ended March 31, 2000, the most significant items affecting cash generated by the Company's operations are net income of $871,000, a $421,000 decrease in franchisee and licensee remittance payable, the $225,000 decrease in accrued expenses, and the provision for doubtful accounts of $227,000. The Company, pursuant to agreements with its licensees and
franchisees,   acts  as  a  collection  agent  for  all  of  its  licensees  and franchisees. The Company remits to its licensees and franchisees the collections, less the ongoing license/franchise fee and any amounts due the Company, such as loan repayments and errors and omissions insurance premium. The day of the week that the Company's fiscal period ends, therefore, can have a significant effect on the reported amount that is due to the licensees and franchisees. As March 31, 2000, fell one day after the collections were remitted to licensees and franchisees, the Company's remittance payable was $132,000. In comparison, the Company's financial statements as of June 30, 1999, reflect collections for four days of $553,000. The decrease in accrued expenses results from the payout of employee benefits and bonuses during the first quarter of fiscal 2000. The increase in allowance for doubtful accounts is due to the aging of larger balanced loans given to franchisees and licensees as compared to the same period of the prior fiscal year.

The Company anticipates that during fiscal 2000 its operations will generate sufficient cash to fund its operations and equipment acquisitions. Through its capital investment program, the Company replaces obsolete or outdated equipment and invests in new equipment and furnishings to maintain or increase the productivity of the Company and its employees. The Company anticipates investing between $200,000 to $300,000 in fiscal 2000 for equipment and furnishings pursuant to its capital investment program.

In June 1999, a complaint was filed in the United States District Court in Nebraska against multiple defendants including the Company. The complaint arises from the alleged embezzlement by a former licensee in connection with claims services provided for the benefit of the plaintiff. The complaint seeks damages of at least $1,800,000 from the Company. As the lawsuit is still in its earliest phase, the Company cannot yet assess the merits of the complaint or the effects this litigation will have on the Company. For further discussion, see "Part II,
Item 1 - Legal Proceedings".

The Company's ratio of current assets to current liabilities was 6.15 to 1 as of March 31, 2000 and 1.29 to 1 as of June 30, 1999. The increase is primarily the result of the decreases in dividend payable and franchisee/ licensee remittance payable at March 31, 2000, as compared to June 30, 1999.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

REVENUE

The Company's revenue decreased $5,000 to $4,725,000 during the nine months ended March 31, 2000 from $4,730,000 in the same period of the prior fiscal year. This decrease represents a decrease of $176,000 in adjusting and risk management fees and an increase of $171,000 in continuing licensee and franchisee fees.

The decrease of $176,000 in adjusting and risk management fees from $1,059,000 in the nine months ended March 31, 1999 to $883,000 for the nine months ended March 31, 2000 represents a 16.6% decrease. The company experienced an increase of $17,000 in adjusting fees in its Las Vegas/Henderson office, and decreases of $58,000 and $132,000 in adjusting fees from the Tucson and Phoenix offices, respectively. The remainder of the decrease, $3,000, is due to the discontinuation of risk management services provided by the Company's home office.

The increase in the Las Vegas/Henderson office is primarily the result of an increase in storms this fiscal year as compared to the same period of the prior year. The decrease in the Phoenix office mainly relates to the loss of a client. The decrease in the Tucson office is the result of the Company's sale of the Tucson office to a new franchisee on January 1, 2000.

The Company's revenue from continuing licensee and franchisee fees increased 4.7% or $171,000 from $3,671,000 in the nine months ended March 31, 1999 to $3,842,000 in the nine months ended March 31, 2000. This increase reflects the benefit to the Company's licensees and franchisees from an increase in claims assignments from insurance companies and self-insureds.

The Company's revenue is affected by numerous matters including the work loads of other companies and claims presented by their clients. Therefore, the Company is unable to project its future revenue. The Company has historically seen growth in the licensee and franchisee fees paid. However, during fiscal 1998, the Company experienced a decrease in revenue due primarily to the phase out of a business relationship with its then major client. The Company has responded to the loss of revenue by continuing to develop and implement sales marketing efforts to take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees. The Company's revenue did recover in fiscal 1999, to an amount comparable to that of fiscal 1997, which was prior to the loss of the client, and the Company hopes to see continued growth in licensee and franchisee fees paid from other sources.

COMPENSATION AND FRINGE BENEFITS

Compensation and fringe benefits represent approximately 49.3% of the Company's costs and expenses and represent the largest single item of expense. These expenses decreased 20.2% or $427,000 from $2,109,000 in the nine months ended March 31, 1999 to $1,682,000 in the current nine month period. The decrease is the result of the retirement of William J. Rocke, former CEO and former Chairman of the Board, and Jean E. Ryberg, former President, on June 30, 1999. Certain of the services provided by Mr. Rocke and Mrs. Ryberg are now provided by UFAC pursuant to a service agreement between the Company and UFAC. Charges for these services are reflected in a monthly fee paid to UFAC. For further discussion, see "Service Fees" below.

SERVICE FEES

On April 30, 1999, the Company entered into a service agreement with UFAC whereby the Company pays a $25,000 monthly fee for certain services provided by UFAC. Services included under this agreement are management, marketing technology, human resource support, and accounting and reporting. For the nine months ended March 31, 2000, the Company incurred $225,000 in service fees under this agreement. The Company did not incur any service fees related to this agreement in the same period of the prior fiscal year.

The Company also pays UFAC for services performed beyond the scope of the service agreement. For the nine months ended March 31, 2000, the Company incurred $45,000 in computer consulting fees provided by UFAC that were not within the scope of the service agreement.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS AND UFAC SERVICE FEES

The Company's expenses other than compensation and fringe benefits and UFAC service fees decreased $190,000 during the nine months ended March 31, 2000 as compared to the same period of the prior fiscal year. The principal items affecting these expenses are decreases of $106,000 in legal fees, $90,000 in advertising and promotion, $32,000 depreciation and amortization, and an increase of $75,000 in bad debt.

Legal fees decreased significantly due to the increased need for legal services during the first nine months of fiscal 1999 in preparation of the UFAC transaction that was later consummated in April of 1999. As a portion of the monthly service fee paid to UFAC includes marketing resources, the Company has decreased similar services previously paid to external sources. Accordingly, advertising and promotional expenses have decreased this fiscal year as these services were provided by UFAC and recorded under service fees for the current period. Furthermore, a portion of this reduction is due to the non-renewal of the Company's share of a luxury suite at a sporting facility. Provision for doubtful accounts increased primarily due to the aging of larger balance loans to franchisees or licensees as compared to the same period of the prior fiscal year.

INCOME TAXES

The Company's income taxes for the nine months ended March 31, 2000 were 39.5% of its income before taxes, or approximately the same as they were in the prior fiscal year. Changes made in the tax laws by various states and by the federal government have not had a material effect on the Company's current overall tax rates; however, there is no assurance that such changes will not occur in the future.

OTHER INCOME

The Company's other income increased $29,000 or 29% from $99,000 in the nine months ended March 31, 1999, to $128,000 in the current period. The most significant items affecting other income are increases in the gain on sale of investments and miscellaneous income of $13,000 and $14,000, respectively.

NET INCOME

The Company's net income for the nine months ended March 31, 2000 increased $227,000 or 35.2% from $644,000 in the nine months ended March 31, 1999 to $871,000 in the current period. The most significant items affecting net income were a $427,000 decrease in compensation and fringe benefits, a $270,000 increase in fees for services provided by UFAC, and a $190,000 decrease in expenses other than compensation and fringe benefits and UFAC service fees.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

REVENUE

The Company's revenue decreased 5.7% or $90,000 to $1,482,000 during the three months ended March 31, 2000 from $1,572,000 in the same period of the prior fiscal year. This represents a $134,000 decrease in adjusting and risk management fees and a $44,000 increase in continuing licensee and franchisee fees.

The decrease of $134,000 in adjusting and risk management fees from $360,000 in the three months ended March 31, 1999 to $226,000 in the three months ended March 31, 2000 represents a 37.2% decrease. The Company experienced decreases in adjusting fees of $72,000 in its Phoenix office, $47,000 in its Tucson office, and $12,000 in its Las Vegas/Henderson office. The remainder of the decrease, $3,000, is due to a decrease in risk management fees.

The decrease in the Phoenix office mainly relates to the loss of a client. The decrease in the Tucson office is the result of the Company's sale of the Tucson office to a new franchisee on January 1, 2000. Risk management fees have decreased as the Company has ceased providing these services this fiscal year.

The Company's revenue from continuing licensee and franchisee fees increased 3.6% or $44,000 from $1,212,000 in the three months ended March 31, 1999 to $1,256,000 in the three months ended March 31, 2000. This increase reflects the benefit to the Company's licensees and franchisees from an increase in claims assignments from insurance companies and self-insureds.

The Company's revenue is affected by numerous matters including the work loads of other companies and claims presented by their clients. Therefore, the Company is unable to project its future revenue. The Company has historically seen growth in the licensee and franchisee fees paid. However, during fiscal 1998, the Company experienced a decrease in revenue due primarily to the phase out of a business relationship with its then major client. The Company has responded to the loss of revenue by continuing to develop and implement sales marketing efforts to take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees. The Company's revenue did recover in fiscal 1999, to an amount comparable to that of fiscal 1997, which was prior to the loss of the client, and the Company hopes to see continued growth in licensee and franchisee fees paid from other sources.

COMPENSATION AND FRINGE BENEFITS

Compensation and fringe benefits represent approximately 39.1% of the Company's costs and expenses and represent the largest single item of expense. These expenses decreased 42.7% or $295,000 from $691,000 in the three months ended March 31, 1999 to $396,000 in the current three month period. A significant portion of this decrease is the result of the retirements of William J. Rocke, former CEO and former Chairman of the Board, and Jean E. Ryberg, former President, on June 30, 1999, and the resignation of Francis J. LaPallo, a former Executive Vice President, on January 31, 2000.

Certain of the services provided by Mr. Rocke, Mrs. Ryberg, and Mr. LaPallo are now provided by UFAC pursuant to a service agreement between the Company and UFAC. Charges for these services are reflected in a monthly fee paid to UFAC. For further discussion, see "Service Fees" below.

SERVICE FEES

On April 30, 1999, the Company entered into a service agreement with UFAC whereby the Company pays a $25,000 monthly fee for certain services provided by UFAC. Services included under this agreement are management, marketing, technology, human resource support, and accounting and reporting. For the three months ended March 31, 2000, the Company incurred $75,000 in service fees. The Company did not incur any service fees related to this agreement in the same quarter of the prior fiscal year.

The Company also pays UFAC for services performed beyond the scope of the service agreement. For the three months ended March 31, 2000, the Company incurred $45,000 in computer consulting fees provided by UFAC that were not within the scope of the service agreement.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS AND UFAC SERVICE FEES

The Company's expenses other than compensation and fringe benefits and UFAC service fees decreased $71,000 during the three months ended March 31, 2000 as compared to the same quarter of the prior fiscal year. The principal items affecting these expenses are decreases of $47,000 in advertising and promotion, $31,000 in office expenses, and $20,000 in depreciation and amortization, and an increase of $34,000 in the provision for doubtful accounts.

Advertising and promotional expenses decreased $47,000 this quarter as a portion of the monthly service fee paid to UFAC includes marketing resources.
Accordingly, advertising and promotional expenses have decreased this fiscal year as these services were provided by UFAC and recorded under service fees for the current period. Furthermore, a portion of this reduction is due to the non-renewal of the Company's share of a luxury suite at a sporting facility. Office expenses decreased $31,000 primarily as a result of the sale of the Tucson office on January 1, 2000. Accordingly, the office expenses associated with that location have been either eliminated or have decreased substantially. Provision for doubtful accounts increased primarily due to the aging of larger balance loans to franchisees or licensees as compared to the same period fo the prior fiscal year.

INCOME TAXES

The Company's income taxes for the three months ended March 31, 2000 were 40.2% of its income before taxes, or approximately the same as they were in the same period of the prior fiscal year. Changes made in the tax laws by various states and by the federal government have not had a material effect on the Company's current overall tax rates; however, there is no assurance that such changes will not occur in the future.

OTHER INCOME

The Company's other income increased $7,000 or 20.0% from $35,000 in the three months ended March 31, 1999 to $42,000 in the current three month period. The most significant items affecting other income include increases of $8,000 in interest income, $3,000 in miscellaneous income, and $5,000 in the loss on sale of fixed assets, and a decrease of $2,000 in dividend income.

NET INCOME

The Company's net income for the three months ended March 31, 2000 increased $96,000 or 46.2% from $208,000 in the three months ended March 31, 1999 to $304,000 in the current quarter. The most significant items affecting net income were a $90,000 decrease in revenue, a $295,000 decrease in compensation and fringe benefits, a $120,000 increase in fees for services provided by UFAC, and a $71,000 decrease in expenses other than compensation and fringe benefits and UFAC service fees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, fair values, or future cash flows due to potential changes in the price of a financial instrument. A financial instrument's value may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices, and other market changes. Market risk is inherent in all market risk sensitive financial instruments.

During the first nine months of fiscal 2000, the Company did own an immaterial number of common stock shares that it sold in October 1999. Therefore, the Company is no longer exposed to any market risk associated with this investment.

The Company has a book value of $619,000 invested in municipal bonds that it carries as long term held to maturity investments. An increase in interest rates would result in a decline in the market value of the bonds. These bonds mature between 2005 and 2031. As the Company has the intent and ability to hold these bonds to maturity, the market risk associated with these bonds is insignificant and does not have a material effect on the financial statements.

Although the Company wholly owns a Canadian subsidiary, the cash held by the Canadian subsidiary is not material to the Company's operations. Therefore, any foreign currency fluctuations would not have a material effect on the Company's financial statements.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 1999, Safeway Inc. filed a complaint against multiple defendants including the Company in the United States District Court in Nebraska. The complaint arises from the alleged embezzlement of over $1,800,000 by a former franchisee of the Company. The complaint alleges claims against the Company in connection with claims services provided for the benefit of Safeway, Inc., including breach of fiduciary duty, negligent failure to monitor or supervise, vicarious liability, and breach of contract. The complaint seeks an accounting and a recovery of compensatory damages of at least $1,800,000. The Company has denied the allegations of liability contained in the complaint. As the lawsuit is still in its earliest phase, the Company cannot yet assess the merits of the complaint or whether this suit will have a material adverse effect on the Company. The Company has sought coverage under various insurance policies it holds and has received denials of coverage from the carriers. As of March 31, 2000, the Company has not accrued any liability with respect to this lawsuit.

From time to time in the normal course of its business, the Company is named as a defendant in lawsuits. With exception of the complaint described above, the Company does not believe that it is subject to any such lawsuits or litigation or threatened lawsuits or litigation that will have a material adverse effect on the Company or its business.

ITEM 2. Not Applicable

ITEM 3. Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

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

Subsequent to the Company's Annual Shareholders' Meeting, Mr. LaPallo resigned from the Board and from employment with the Company and Kenneth A. Sexton was appointed to the Board to fill the vacancy.

ITEM 5. Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          27 - Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          The Company filed a Form 8-K on December 2, 1999, to report a change in ownership of the Company's majority shareholder, UFAC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FRONTIER ADJUSTERS OF AMERICA, INC.



Date: 5/10/00                           /s/ Troy M. Huth
                                        ----------------------------------------
                                        Troy M. Huth, President, Chief Executive
                                        Officer and Director


Date: 5/10/00                           /s/ Jeffrey R. Harcourt
                                        ----------------------------------------
                                        Jeffrey R. Harcourt, Chief Financial
                                        Officer and Director