Form 10-K
period 2000-06-30
FRONTIER ADJUSTERS OF AMERICA INC
filed 2000-09-12
CIK 735349

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         Commission file number 1-12902


                       FRONTIER ADJUSTERS OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                ARIZONA                                         86-0477573
    -------------------------------                       ----------------------
    (State of other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)


         45 East Monterey Way
            Phoenix, Arizona                                      85012
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


        Registrant's telephone number, including area code (602) 264-1061


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $10,587,694 as of September 5, 2000.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of September 5, 2000, was 8,957,660.

                                     PART I

ITEM 1 - BUSINESS

THE COMPANY

Frontier Adjusters of America, Inc., an Arizona corporation (together with its subsidiaries, the "Company"), licenses and franchises independent insurance adjusters (the independent insurance adjusters licensed or franchised by the Company are hereinafter referred to collectively as the "Adjusters") throughout the United States and in Canada and provides support services to the Adjusters. The Adjusters are engaged by insurance carriers and self-insured companies to adjust claims made against them by claimants and by policyholders. In addition, the Company, and certain of the Adjusters, offer risk management services to their clients. As of June 30, 2000, the Company had entered into 499 license and franchise agreements ("Agreements") with 394 entities, operating 382 offices with 672 advertised locations in 50 states, the District of Columbia and Canada. In addition to licensing and franchising Adjusters, the Company owns and operates independent insurance adjusting and risk management businesses in Arizona and Nevada.

As of June 30, 2000, the Company employed 34 people: 32 full-time and two part-time. Nine employees provided adjusting services full-time, one employee provided adjusting services part-time, two were full-time officers of the Company, 24 were full- time administrative staff, and one employee provided part-time administrative support. Management believes that its relations with its employees are good.

In March of 2000, the Company's board of directors agreed in principle to enter into a transaction (the "Transaction") whereby the Company will exchange a net of approximately 11.5 million shares of its common stock for all of the issued and outstanding shares of stock of United Financial Adjusting Company ("UFAC"). Upon consummation of the proposed Transaction, the Company will merge with UFAC and will become the parent of UFAC's two subsidiaries, JW Software, Inc. ("JW") and DBG Technologies, Inc. ("DBG"). In May 2000, JW acquired 100% of the stock of Vedder Software Group, Inc. ("Vedder"). Vedder will therefore be included in the Transaction. The Transaction will be accounted for in a manner similar to a pooling of interest since the entities are under common control, to the extent of the common ownership. The assets and liabilities of these companies will be recorded at their fair value to the extent of the ownership interest by minority stockholders and at the historical cost for the ownership interest under common control.

UFAC is an insurance claim management services company, JW develops and markets claim management software, DBG develops and markets internet-based systems and websites, and Vedder develops property estimating software and tools.

Netrex Holdings, LLC ("Netrex") currently owns all of the outstanding shares of stock in UFAC which holds approximately 59% of the Company's outstanding common stock. Consequently, after the Transaction is consummated, Netrex will own approximately 16.4 million shares of the Company's stock, representing approximately 82% of the Company's outstanding common stock.

The Transaction is subject to the approval of certain regulatory agencies and the American Stock Exchange, the stock exchange on which the Company's shares are currently traded, as well as the approval by shareholders of the Company and UFAC. In connection with this Transaction, the Company is proposing to change its name to "Netrex Business Services, Inc.". The Company will, however, continue to operate the franchised and licensed claims adjusting business under the Frontier name even if the Transaction is consummated and the name change effected.

GENERAL

For its fiscal year ended June 30, 2000, the Company's licensing and franchising activities accounted for approximately 83% of gross revenue, and the Company's adjusting and risk management businesses accounted for approximately 17% of gross revenue. For the fiscal years ended June 30, 1999 and June 30, 1998, the Company's licensing and franchising activities accounted for approximately 78% and 79%, respectively, of gross revenue, and the Company's adjusting and risk management businesses accounted for approximately 22% and 21%, respectively, of gross revenue. The revenue derived from the Company's operations, as well as the gross billings by Adjusters (upon which the Company's revenue from licensing and franchising activities are based), are set forth in the following table:

                                               FISCAL YEAR ENDED JUNE 30,
                                         ---------------------------------------
                                            2000          1999          1998
                                         -----------   -----------   -----------
Gross billings by Adjusters              $45,810,000   $44,730,000   $42,050,000
  (approximate)
Revenue from licensing and
  franchising activities                   5,170,592     4,936,349     4,596,657
Revenue from Company-owned adjusting
  and risk management businesses           1,086,304     1,405,235     1,228,691

For its fiscal year ended June 30, 2000, the Company's licensing and franchising activities accounted for approximately $2,372,000 in income from operations and the Company's adjusting and risk management businesses accounted for approximately $88,000 in income from operations. For the fiscal years ended June 30, 1999 and June 30, 1998, the Company's licensing and franchising activities accounted for approximately $1,051,000 and $1,152,000 respectively, in income from operations, and the Company's adjusting and risk management businesses accounted for approximately $221,000 and $106,000, respectively, in income from operations.

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

Risk management related services consist primarily of providing services to in-house risk managers of self-insureds whose internal resources do not include expertise in claims adjusting or other aspects of claims management. Risk management services, which are often referred to in the industry as "third party administration" include administering claims, working with self-insurers to decide whether certain claims need external investigation, coordinating the efforts of the field investigation with internal claims review activities, generating necessary statistical reports, and paying losses. The insurance companies responsible for the excess coverage of self-insured clients often play a significant role in the selection and retention of providers of risk management or third party administration and related services.

LICENSING AND FRANCHISING

The major part of the Company's revenue is derived under its license and franchise agreements (the "Agreements") with the Adjusters. Pursuant to the terms of the Agreements, an Adjuster is authorized to use, within a designated geographic area, the Company's service mark in providing adjusting and risk management-related services. In addition, an Adjuster is provided with a computerized central collection and rebilling service and national advertising and referrals by the Company. The Company receives a 10% or 15% royalty fee on all of the Adjusters' collections depending upon the Agreement with the Adjuster. In fiscal 2000, the Company retained 10.7% of the Adjusters' collections as royalty fees under the Agreements.

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

Before entering into an Agreement with a prospective licensee or franchisee, the Company reviews the prospective licensees' or franchisee's background in order to determine that he or she is qualified and capable of rendering professional insurance adjusting services. In evaluating a potential licensee or franchisee, the Company considers the length of time the potential licensee or franchisee has been involved in insurance adjusting and such other factors as his or her
(i)  experience  and the types of claims that he or she is capable of adjusting;
(ii) ability to act independently without supervision by the Company; (iii) prior and current associations in the insurance adjusting business and (iv) reputation in the insurance adjusting business and in the community in which he or she will provide insurance adjusting services.

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

The Company has a national advertising program in major trade journals. The advertising is designed to promote the Company's operations and to generate new accounts for its licensees and franchisees. Adjusters receive claims from both local referrals developed by the Adjusters and from referrals by the Company. The latter referrals are generally obtained through advertising efforts, national account marketing programs and the general reputation of the Company. In addition, Adjusters are permitted, but not required, to advertise within their designated geographic areas.

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

To assist new Adjusters in meeting their business and personal expenses during their initial period as Adjusters, the Company may advance funds to them against future billings. Typically such advances are made semi-monthly and average approximately $2,500 per month. The number of Adjusters to whom semi-monthly advances are made typically varies between 1 and 5. The Company believes that these arrangements provide new Adjusters assistance in making the transition from being employees of insurance companies or other adjusting firms to becoming the owners of their own businesses and, therefore, aid the Company in attracting qualified individuals as Adjusters.

In addition to advancing funds to new Adjusters, the Company frequently lends money to Adjusters. These loans may either be loans that are repaid on a weekly basis out of their collections, or advances against accounts receivable. The Company generally requires that advances against receivables be repaid in full within 45 days.

The Company does not charge interest on any loans or advances made to Adjusters. During the past four fiscal years, the Company has loaned or advanced an average aggregate of $331,836 per month and has received reimbursement of an average of $322,425 per month. At June 30, 2000, the Company had approximately $1,198,000 in outstanding loans or advances. During the past four fiscal years, the Company has written off an average of $147,554 per year due to bad debts related to these arrangements.

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

UNCERTAINTY OF FUTURE REVENUE

The Company's future revenue and net income depends primarily upon the maintenance or increase in the average revenue realized by the Adjusters and the maintenance or increase in the number of Adjusters. As in any business, there can be no assurance that the Company or the Adjusters will maintain or increase their revenue. Further, although the client base of the Adjusters has historically continued to expand, there can be no assurance that it will continue to do so or that the Adjusters will retain such companies as clients. See "Special Consideration - The Insurance Adjusting Business", "Special Considerations - Competition", "Special Considerations - Dependence Upon Significant Clients", and Item 1, "Business - General".

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

DEPENDENCE UPON KEY PERSONNEL

In April 1999, the Board of Directors appointed Jeffrey C. Jordan of Netrex, age 44, as Vice President of the Company. In August 1999, the Board of Directors appointed Troy M. Huth of Netrex, age 40, as President and, in January 2000, CEO of the Company. Mr. Jordan is located in the Company's home office and manages the daily operations of the Company, whereas Mr. Huth is located at the UFAC corporate office in Cleveland, Ohio, and oversees the direction of the Company. Pursuant to an agreement with UFAC, the Company also receives certain managerial, marketing, financial, technological, and other services provided by UFAC. Should the Company lose the services of Mr. Jordan and/or UFAC, the Company would be materially adversely affected.

VOTING CONTROL

The directors and officers of the Company own in excess of 9% of the outstanding voting stock of the Company. UFAC's ownership constitutes 58.7% of the Company's outstanding voting stock. The Company anticipates that UFAC's ownership will enable UFAC, and therefore Netrex, to control the business and affairs of the Company. If the Transaction is consummated, Netrex will continue to be able to elect a majority of the Board of Directors, and therefore, will be able to continue to control the affairs of the Company.

DEPENDENCE UPON SIGNIFICANT CLIENTS

The Company generally considers its client base broad and well-diversified, and does not have any clients that generate 10% or more of consolidated revenue. To avoid dependence on any one client, the Company continues to develop and implement sales and marketing efforts to take advantage of its broad geographic coverage as well as the unique strengths of its individual licensees and franchisees. There is no assurance, however, that the Company will be successful in procuring nationwide accounts on terms as favorable as it has in the past or will be the successful bidder on new or renewing accounts. Failure to procure or maintain such accounts may have a material adverse affect on the Company's business. See "Special Considerations - Competition".

SERVICE MARK

The Company has been granted a service mark for the name Frontier(R) by the United States Patent and Trademark Office. If the Company is not able to effectively protect itself against the use of similar trade names, trademarks or service marks, or if the Company's use of its service mark is found to infringe upon the proprietary rights of third parties, the Company's business could be materially adversely affected.

Recently, it has come to the Company's attention that another entity in the insurance industry has been granted registration by the United States Patent and Trademark Office of a service mark for the name "Frontier." The Company continues to monitor and evaluate this matter. If it is determined that action should be taken to protect its service mark, but the Company fails to take such action, or such action is not successful, the Company's business could be materially adversely affected.

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

In June 1999, a client of a former franchisee filed a complaint against multiple defendants, including the Company, alleging losses of at least $1,800,000. See "Item 3 - Legal Proceedings".

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

GOVERNMENT REGULATION

FRANCHISING

The Company is subject to various federal, state, provincial, and local laws affecting its business. The Company's licensing and franchising business involves the sale of a franchise under the United States Federal Trade Commission's rules and the laws and regulations of certain states. Many states have adopted laws regulating franchise operations in a franchisor-franchisee relationship, and similar legislation may be adopted in the remaining states or provinces. Existing laws range from filing and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating the franchisor- franchisee relationship. The most common provisions of these laws that regulate substantive matters in the franchisor relationship establish restrictions on the ability of franchisors to terminate or to refuse to renew franchise agreements. Other laws contain provisions designed to ensure the fairness of the franchise agreements to franchisees. A number of these laws include prohibitions or restrictions pertaining to the assignability of the rights of franchisees, franchisee ownership of interests in other businesses, and franchisee membership in trade associations. In addition, decisions of several states limit or prohibit the enforceability of covenants not to compete. Accordingly, certain of the provisions contained in the Company's license and franchise agreements may not be enforceable under certain circumstances. Further, the disclosure statements and franchise agreements in connection with future franchisees may be subject to review by state administrators who may require the Company to make certain changes and accommodations in the way it does business with its franchisees that the Company would not otherwise make. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis. Delay in obtaining or failure to obtain such approvals could adversely affect the growth of the Company's franchising operations. Historically, however, the Company has not experienced significant delays in obtaining such approvals.

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

COMPETITION

The insurance adjusting business in which the Company is engaged, both indirectly as a licensor and franchisor and directly as an insurance adjuster, is highly competitive. The Company competes with insurance companies and with other independent insurance adjusting companies for qualified adjusters to become licensees and franchisees. In addition, through the Adjusters and the Company-owned adjusting businesses, the Company competes as a provider of insurance adjusting services with other insurance adjusting companies and with in-house insurance adjusting staffs. See "Special Considerations - Uncertainty of Future Revenue", "Special Considerations - The Insurance Adjusting Business", and "Special Considerations - Dependence Upon Significant Clients".

DIVIDENDS

From the third quarter of the Company's 1985 fiscal year through September 1998, the Company paid quarterly dividends with respect to shares of Common Stock.
Declaration and payment of dividends are subject to the discretion of the Company's board of directors and may be made only from funds legally available therefor. Payment of quarterly dividends was suspended during the last three quarters of fiscal 1999, until the board declared a cash distribution of $1.60 per share payable to the holders of the rights to the distribution on July 12, 1999, to shareholders of record on June 25, 1999. The Company intends to retain its earnings to finance development, expansion and growth of its business. Consequently, the Board of Directors does not currently anticipate the payment of any dividends to the Company's shareholders in the foreseeable future.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information contained in this Report under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Item 1, "Business" concerning future, proposed, and anticipated activities of the Company, certain trends with respect to the Company's operating results, capital resources and liquidity, or with respect to the insurance adjusting industry in general, and other statements contained in this Report regarding matters that are not historical facts, are forward-looking statements, and by their very nature, include risks and uncertainties. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include the foregoing and those discussed elsewhere under this Item 1, "Special Considerations".

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

Additionally, the Company leases approximately 800 square feet of office space in Tucson, Arizona and 1,000 square feet in Las Vegas, Nevada for its claims adjusting offices in that city. As the Company sold it's Tucson, Arizona adjusting office in January 2000, the Company no longer uses the office leased there and is currently attempting to sublease it.

Management believes the facilities owned and leased by the Company are adequate for its current and foreseeable future operations.

ITEM 3 - LEGAL PROCEEDINGS

In June 1999, Safeway Inc. filed a complaint against multiple defendants including the Company in the United States District Court in Nebraska. The complaint arises from the alleged embezzlement of over $1,800,000 by the former licensee. The complaint alleges claims against the Company in connection with claims services provided for the benefit of Safeway, Inc., including breach of fiduciary duty, negligent failure to monitor or supervise, vicarious liability, and breach of contract. The complaint seeks an accounting and a recovery of compensatory damages of at least $1,800,000. The Company has denied the allegations of liability contained in the complaint. As the lawsuit is still in its earliest phase, the Company cannot yet assess the merits of the complaint or whether this suit will have a material adverse affect on the Company. The Company has sought coverage under various insurance policies it holds and has received denials of coverage from the carriers. The Company is continuing to attempt to obtain coverage and defense from these carriers. As of June 30, 2000, the Company has not accrued any liability with respect to this lawsuit.

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

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

Matters were submitted to a vote of securities holders during the third quarter of this fiscal year. Such matters were reported on the Company's Form 10-Q for the period ended March 31, 2000. No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

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

                                                       PRICE
                                                 ------------------
                                                  HIGH        LOW        VOLUME
                                                 ------      ------      -------
Fiscal Year Ended June 30, 2000
  First Quarter                                  $3.250      $1.500      308,800
  Second Quarter                                  2.125       1.000      370,900
  Third Quarter                                   4.500       1.250      397,600
  Fourth Quarter                                  4.000       2.500      240,500

Fiscal Year Ended June 30, 1999
  First Quarter                                  $3.375      $2.375      260,900
  Second Quarter                                  2.563       2.000      254,200
  Third Quarter                                   2.750       2.375      240,800
  Fourth Quarter                                  4.375       2.375      354,400

The following shows per share cash dividends declared for each quarter during the Company's two most recent fiscal years.

                                                         CASH DIVIDENDS DECLARED
                                                         -----------------------
Fiscal Year Ended June 30, 2000
  First Quarter.........................................         $ .0000
  Second Quarter........................................           .0000
  Third Quarter.........................................           .0000
  Fourth Quarter........................................           .0000

Fiscal Year Ended June 30, 1999
  First Quarter.........................................         $ .0375
  Second Quarter........................................           .0000
  Third Quarter.........................................           .0000
  Fourth Quarter........................................          1.6000

As of June 30, 2000, there were 220 shareholders of record (approximately 1,020 including beneficial owners) of the Company's Common Stock.

The Company intends to retain its earnings to finance development, expansion and growth of its business. Consequently, the Board of Directors does not currently anticipate the payment of any dividends to the Company's shareholders in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

                                                        YEAR ENDED JUNE 30
                                -------------------------------------------------------------------
                                   2000          1999          1998          1997          1996
                                -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT DATA
  Operating revenue             $ 6,256,896   $ 6,341,584   $ 5,825,348   $ 6,164,603   $ 5,641,984
  Net income                      1,240,369       546,452       612,475       979,198     1,134,519
  Basic earnings per share              .14           .12           .13           .21           .25
  Diluted earnings per share            .14           .12           .13           .21           .25
  Weighted average number of
    shares used in per share
    data: Basic                   8,957,586     4,569,049     4,605,358     4,607,709     4,620,101
          Diluted                 8,957,586     4,570,113     4,612,674     4,631,898     4,627,606
 Cash dividends per share       $        --   $     1.638   $       .15   $       .15   $       .14

BALANCE SHEET DATA
  Working capital               $ 3,533,324   $ 2,073,511   $ 3,214,489   $ 3,261,953   $ 3,196,562
  Total assets                    6,720,093    12,118,984     7,800,700     7,912,139     6,875,752
  Long-term debt                         --            --         4,953        33,462        59,983
  Property and equipment, net     1,622,389     1,608,936     1,724,329     1,736,226     1,554,401
  Stockholders' equity            6,300,340     5,053,633     6,452,241     6,564,193     6,230,799
  Book value per common share           .70           .56          1.40          1.43          1.35
  Retained earnings               4,263,100     3,022,731     4,735,935     4,814,266     4,526,419
  Total shares outstanding        8,957,660     8,957,560     4,605,358     4,605,358     4,619,658

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

In fiscal 2000, the Company's continuing operations generated $1,067,000 in cash, which was sufficient for the Company's cash requirements. The most significant items affecting cash generated by the Company's operations are net income of $1,240,000, a $437,000 decrease in franchisee and licensee remittance payable, a decrease of $266,000 in salaries payable and related benefits, and the bad debt expense of $312,000. The Company, pursuant to agreements with its licensees and franchisees, acts as a collection agent for all of its licensees and franchisees. The Company remits to its licensees and franchisees the collections, less the ongoing license/franchise fee and any amounts due the Company, such as loan repayments and errors and omissions insurance premiums. The day of the week that the Company's fiscal period ends, therefore, can have a significant effect on the reported amount that is due to the licensees and franchisees. As June 30, 2000 fell one day after the collections were remitted to licensees and franchisees, the Company's remittance payable was $116,000. In comparison, the Company's financial statements as of June 30, 1999, reflect collections for four days of $553,000. The decrease in salaries payable and related benefits results from the payout of employee benefits and bonuses during the first quarter of fiscal 2000. The bad debt expense relates to the reserves for aged larger balance loans given to franchisees and licensees.

For the fiscal year ended June 30, 2000, the Company's investing activities generated $85,000 in cash. The most significant items affecting cash generated from investing activities are $3,498,000 given as advances or loans to licensees and franchisees, $3,701,000 in collections on advances or loans given to licensees and franchisees, $172,000 in capital expenditures, and $51,000 received on a called bond held by the Company.

For the fiscal year ended June 30, 2000, the Company's financing activities used $5,918,000 in cash. The most significant item affecting cash used in financing activities is the $5,918,000 dividend declared in fiscal 1999 but not paid until the first quarter of fiscal 2000. This dividend was a one-time $1.60 per share dividend in conjunction with UFAC's purchase of 5,258,513 of the Company's shares in April of 1999.

Without giving effect to the operations added as a result of the proposed Transaction with UFAC, the Company anticipates that during fiscal 2001 its operations will generate sufficient cash to fund its operations and equipment acquisitions. The Company projects that its capital expenditures for equipment will be approximately $200,000 to $300,000 in fiscal 2001.

The Company continues to maintain a strong cash position. As a result, the Company's ratio of current assets to current liabilities is 9.42 to 1 as of June 30, 2000, compared to 1.29 to 1 as of June 30, 1999. The increase is primarily the result of the decreases in payables for dividends, franchisee/licensee remittances, and salaries and related benefits.

In June 1999, a complaint was filed against multiple defendants including the Company. The complaint arises from the alleged embezzlement by a former licensee in connection with claims services provided for the benefit of the plaintiff. The complaint seeks damages of at least $1,800,000 from the Company. The Company has denied allegations of liability contained in the complaint. As the lawsuit is still in its earliest phase, the Company cannot yet assess the merits of the complaint or whether this suit will have a material adverse effect on the Company. For further discussion, see "Item 3 - Legal Proceedings".

RESULTS OF OPERATIONS 2000 COMPARED TO 1999

REVENUE

The Company's revenue decreased $85,000, or 1.3%, to $6,257,000 during the fiscal year ended June 30, 2000 from $6,342,000 in the prior fiscal year. This decrease consists primarily of a $319,000 decrease in adjusting and other revenue and a $234,000 increase in continuing licensee and franchisee fees.

The decrease of $319,000 in adjusting and other fees to $1,086,000 in the current fiscal year compared to $1,405,000 in the prior fiscal year represents a 22.7% decrease. The Company experienced decreases of $209,000 in adjusting fees its Phoenix office, $7,000 in adjusting fees in its Las Vegas/Henderson office, and $99,000 in adjusting fees in its Tucson office. The remainder of the decrease, $4,000, is due to the discontinuation of risk management services provided by the Company's home office.

The decline in the Las Vegas/Henderson office is primarily the result of a decrease in storms towards the end of the 2000 fiscal year as compared to the prior year. The decrease in the Phoenix office mainly relates to a client the Phoenix office acquired in November 1997 and lost in early fiscal 2000. The decrease in the Tucson office is the result of the Company's sale of the Tucson office to a new franchisee on January 1, 2000. Finally, the Company ceased providing risk management services within the home office during fiscal 2000 as it was not economical to continue providing such services. Fees generated from the risk management services were $2,000 and $5,000 for the years ended June 30, 2000 and 1999, respectively. The decision to have franchisees and licensees provide risk management services for clients continues to remain with the individual franchisees and licensees.

The Company's revenue from continuing licensee and franchisee fees increased $234,000, or 4.7%, from $4,936,000 in the prior fiscal year to $5,170,000 in the current fiscal year. This increase reflects the benefit to the Company's licensees and franchisees from an increase in claims assignments from insurance companies and self-insureds.

The Company's revenue is affected by numerous matters including the work loads of other companies and claims presented by their clients. Therefore, the Company is unable to project its future revenue. The Company has historically seen growth in the licensee and franchisees paid, with exception to the loss of a major client in 1997. To further enhance revenue growth, the Company continues to develop and implement sales and marketing efforts that take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees. In addition to the marketing resources provided by UFAC, the Company hopes to see continued growth in licensee and franchisee fees paid.

COMPENSATION AND EMPLOYEE BENEFITS

Compensation and employee benefits represent approximately 45.3% of the Company's cost and expenses and represent the largest single item of expense. These expenses decreased $1,263,000, or 38.8%, from $3,248,000 in the prior fiscal year to $1,985,000 in the current fiscal year. The decrease is the result of the retirement of William J. Rocke, former CEO and former Chairman of the Board, and Jean E. Ryberg, former President, on June 30, 1999. In addition to the absence of their salaries in the current fiscal year, the Company had paid severance packages to Mr. Rocke and Mrs. Ryberg in the 1999 fiscal year, thereby increasing compensation expense compared to this fiscal year. Furthermore, compensation decreased as a result of the resignation of Francis J. LaPallo, a former Executive Vice President, on January 31, 2000. Certain of the services provided by Mr. Rocke, Mrs. Ryberg, and Mr. LaPallo are now provided by UFAC pursuant to a service agreement between the Company and UFAC. Charges for these services are reflected in a monthly fee paid to UFAC. For further discussion, see "Service Fees" below.

SERVICE FEES

On April 30, 1999, the Company entered into a service agreement with UFAC whereby the Company pays a $25,000 monthly fee for certain services provided by UFAC. Services included under this agreement are management, marketing, technology, human resource support, and accounting and reporting support. For the fiscal year ended June 30, 2000, the Company incurred $300,000 in services fees under this agreement as compared to $50,000 for the prior year (as the agreement was in affect for only two months during fiscal 1999).

The Company also pays UFAC for services performed beyond the scope of the service agreement. For the fiscal year ended June 30, 2000, the Company incurred $51,000 in computer consulting fees and $10,000 in telephone support for the Company's after-hour hotline, for an aggregate of $61,000 in services provided by UFAC that were not within the scope of the service agreement.

The Company believes that the charges for the services provided under the service agreement are competitive with charges for similar services and facilities available from third parties.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS AND UFAC SERVICE FEES

The Company's expenses other than compensation and fringe benefits and UFAC service fees decreased $261,000, or 11.4%, from fiscal 1999 to fiscal 2000. The principal items affecting these expenses are decreases of $175,000 in advertising and promotion, $110,000 in legal fees, $53,000 in depreciation, $24,000 in office expenses, and increases of $74,000 in bad debt and $25,000 in insurance coverage costs.

As a portion of the monthly service fee paid to UFAC includes marketing resources, the Company has decreased similar services previously paid to external sources. Accordingly, advertising and promotional expenses have decreased this fiscal year as these services were provided by UFAC and recorded under service fees for the fiscal year 2000. Furthermore, a portion of this reduction is due to the non-renewal of the Company's share of a luxury suite at a sporting facility. Legal fees decreased significantly due to the increased need for legal services during the first nine months of fiscal 1999 in preparation of the UFAC transaction that was later consummated in April of 1999. Furthermore, the Company has reduced the legal services it receives from the Company's outside counsel, a current shareholder of the Company and former officer and director of the Company, by $49,000 from $92,000 in fiscal 1999 to $43,000 in fiscal 2000. The decrease in depreciation expense is a result of a decline in capital purchases as well as an increase in fully depreciated assets as compared to the prior fiscal year.

The Company has traditionally advanced funds to franchisees and licensees to assist them in the initial start-up and further growth of their businesses. Throughout the years, the Company has loaned significant amounts of money to various franchisees and licensees. The Company reserves for such loans based upon historical experience and current changes in circumstances. Loans are reserved for under the following circumstances: (1) the Company determines that the loan is uncollectible and (2) the collectability of the entire loan balance is questionable. Based upon historical experience, a loan is determined to be uncollectible when notice is given by the Company or by a franchisee or licensee that the relationship with the Company is being terminated. Collectability of a loan becomes questionable when either the Company anticipates that the relationship between the Company will become terminated, or the volume of the franchisee or licensee is inadequate to repay the loan in a reasonable period.

As of June 30, 2000, the Company carried loans with certain franchisees or licensees that had sizable loan balances which accumulated over a number of years. As the franchisees' or licensees' volume has diminished, or their loans age, the Company has provided for reserves on these loans as appropriate. The likelihood of collecting 100% of such loans was determined to be questionable, based on the Company's past experience, and therefore the Company found it appropriate to reserve for these loans. The Company is currently more conservative in lending funds to franchisees and licensees today; however, older loans are affecting current reserves for bad debt. As of June 30, 2000, the Company carried older, large balance loans as compared to the prior year and therefore increased its reserves for bad debt, consequently increasing the bad debt expense for fiscal 2000.

The increase in insurance costs relates to increased coverage as well as increases in the premiums during fiscal 2000 for the various insurance policies the Company carries.

OTHER INCOME

The Company's other income decreased $42,000 or 18.4% from fiscal 1999 to fiscal 2000. The principal items affecting this decrease include a $49,000 decrease in realized gain on equity securities primarily due to the redemption in fiscal 1999 of mutual funds owned by the Company as investments, an increase of $16,000 in the gain on sale of a license, an increase of $13,000 in miscellaneous revenue, a decrease of $10,000 in interest income, and a decrease of $9,000 in the disposition of fixed assets.

INCOME TAXES

Income taxes were 40.1% and 44.4% of the Company's income before income taxes for fiscal year 2000 and 1999 respectively. A difference in these rates is due to permanent differences and is reflected in the increase of the deferred tax asset of $122,000 from $235,000 at June 30, 1999, to $357,000 at June 30, 2000.
The Company's income taxes have not been significantly affected by any changes in the federal and state tax laws. However, tax rates can be changed at any time based upon legislation.

NET INCOME

The Company's net income increased $694,000 to $1,240,000 in the current fiscal year from $546,000 in fiscal 1999, an increase of 127.1%. The most significant items affecting net income were the $85,000 decrease in revenue, a $1,263,000 decrease in compensation and fringe benefits, a $250,000 increase in service fees, a $261,000 decrease in expenses other than compensation and fringe benefits and service fees, and a $42,000 decrease in other income. During the fourth quarter of fiscal 2000, the Company recorded net income of $369,000.

RESULTS OF OPERATIONS 1999 COMPARED TO 1998

REVENUE

The Company's revenue increased to $6,342,000 from $5,825,000 in fiscal 1998, resulting in a 8.9% increase as compared to fiscal 1998. The increase consists primarily of a $176,000 increase in adjusting and other revenue and a $339,000 increase in continuing licensee and franchisee fees.

The increase of $176,000 in adjusting and other fees to $1,405,000 in fiscal 1999 compared to $1,229,000 in fiscal 1998 represents an increase of 14.3%. The Company experienced an increase of $198,000 in its Phoenix office and decreases of $8,000 and $14,000 in adjusting fees from its Las Vegas/Henderson and Tucson offices, respectively. The increase in fees from the Phoenix office primarily reflects fees generated from a client acquired in November of 1997.

The Company's revenue from continuing licensee and franchisee fees increased 7.4% or $339,000 from $4,597,000 in fiscal 1998 to $4,936,000 in fiscal 1999.
The increase reflects the benefit to the Company's licensees and franchisees from an increase in claims assignments from insurance companies and self-insureds.

The Company's revenue is affected by numerous matters including the work loads of other companies and claims presented by their clients. The Company, therefore, is unable to project its future revenue. The Company has historically seen growth in licensee and franchisee fees paid. However, during 1998 fiscal year, the Company experienced a decrease in revenue due primarily to the phase out of a business relationship with its then major client. The Company has responded to this loss of revenue by continuing to develop and implement sales and marketing efforts to take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees. Through these efforts and the addition of UFAC's marketing resources, the Company anticipates that over time the lost business will be replaced and hopes to see continued growth in licensee and franchisee fees paid from other sources. There is no assurance, however, that the Company will be successful in replacing the lost business.

COMPENSATION AND EMPLOYEE BENEFITS

Compensation and employee benefits represent approximately 58.1% of the Company's costs and expenses and are the Company's largest expense item. These expenses increased 15.3% or $431,000 to $3,248,000 in fiscal 1999 from $2,817,000 in the fiscal 1998. This increase is primarily the result of the retirement packages paid to Mr. Rocke and Mrs. Ryberg of $327,827 and $249,940, respectively. Furthermore, certain adjusters in the Phoenix office are compensated by commission based on their adjusting services. As the adjusting fees in the Phoenix office increase, the wages paid to these adjusters also increase. However, the Company has reduced the amount of compensation paid to its administrative staff due to the departure and non-replacement of certain salaried personnel.

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

The increase in legal fees reflects the Company's increased need for legal services in connection with the transaction in fiscal 1999 with UFAC. The increase in audit and accounting fees reflects the Company's decision to out-source certain income tax and financial reporting functions that were previously performed in-house. The Company believes this will enable it to more efficiently monitor compliance with the constantly changing state and federal tax and reporting laws and regulations. Furthermore, the Company has incurred additional accounting fees in connection with the transaction in fiscal 1999 with UFAC.

The balance of the Company's costs and expenses have not changed significantly from the 1998 fiscal year.

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

NET INCOME

The Company's net income decreased $66,000 to $546,000 in fiscal 1999 from $612,000 in fiscal 1998, a decrease of 10.8% The most significant items affecting net income were the $516,000 increase in revenue, a $431,000 increase in compensation and fringe benefits, a $233,000 increase in expenses other than compensation and fringe benefits, and a $102,000 increase in other income. During the fourth quarter of fiscal 1999, the Company recorded a net loss of $97,179. The most significant item contributing to this loss was a one time charge of $577,767 for severance pay to former employees.

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

During the fiscal year 2000, the Company did own an immaterial number of common stock shares that it sold in October 1999. Therefore, the Company is no longer exposed to any interest income risk and market value risks associated with this investment.

At June 30, 2000, the Company has a book value of $619,000 invested in municipal bonds that it carries as long term held to maturity investments. An increase in interest rates would result in a decline in the market value of the bonds. These bonds mature between 2005 and 2031. As the Company has the intent and ability to hold these bonds to maturity, the market risk associated with these bonds is insignificant and does not have a material effect on the financial statements.

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

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                             SERVED AS DIRECTOR
                                                                              SINCE YEAR LISTED
NAME/TITLE                  BUSINESS EXPERIENCE                        AGE        BELOW (1)
----------                  -------------------                        ---        ---------
Peter I. Cavallaro          Mr. Cavallaro was appointed Secretary of    38
Secretary                   the   Company   in  January   2000.  Mr.
                            Cavallaro  joined  Netrex  LLC,  a newly
                            organized    financial    services   and
                            technology  company,  in November  1999.
                            From  May  1990  to  March   1999,   Mr.
                            Cavallaro  was  employed by  NationsBanc
                            Auto  Leasing,   Inc.   (formerly  named
                            Oxford Resources  Corp.),  most recently
                            serving  as Senior  Vice  President  and
                            General  Counsel.   From  June  1999  to
                            November  1999,  Mr.   Cavallaro  was  a
                            partner  at the  New  York  Law  Firm of
                            Rivkin,   Radler  & Kremerer  LLP.   Mr.
                            Cavallaro  continues  as Of  Counsel  to
                            that law  firm.  Mr.  Cavallaro  holds a
                            J.D.  degree from St. John's  University
                            School of Law, and a BA from St.  John's
                            University.

John M. Davies              Mr. Davies has been  associated with the    44          1999
Director and Chairman       Company as a director  since  April 1999
of the Board                and Chairman of the Board since  January
                            2000.  Since June 1999,  Mr.  Davies has
                            also served as  President of Netrex LLC,
                            a newly organized financial services and
                            technology company.  From September 1989
                            to June 1999, Mr. Davies was employed by
                            The   Progressive   Corporation,    most
                            recently   as  Division   President   of
                            Progressive's    Diversified    Business
                            Group.  Mr.  Davies  has an MBA from the
                            University of Pittsburgh  and has earned
                            numerous   professional    designations,
                            including   being  a  Certified   Public
                            Accountant,  a  Chartered  Property  and
                            Casualty  Underwriter  and  a  Chartered
                            Life Underwriter.

Jeffrey R. Harcourt         Mr.   Harcourt   has   served  as  Chief    39          1999
Director, Chief Financial   Financial  Officer of the Company  since
Officer and Treasurer       August  1999,   as  a  director  of  the
                            Company   since   April   1999   and  as
                            Treasurer of the Company  since  January
                            2000. From October 1990 through November
                            1999,  Mr.  Harcourt was employed by The
                            Progressive  Corporation,  most recently
                            as the  Controller  of  the  Diversified
                            Business Group.  Mr. Harcourt  currently
                            also  serves  as  the  Chief   Financial
                            Officer of Netrex.  Mr. Harcourt holds a
                            BS degree from Miami  University and has
                            earned numerous designations,  including
                            being a Certified Public  Accountant,  a
                            Chartered    Property    and    Casualty
                            Underwriter,    a   Certified   Internal
                            Auditor  and  a  Certified   Information
                            systems Auditor.

                                                                             SERVED AS DIRECTOR
                                                                              SINCE YEAR LISTED
NAME/TITLE                  BUSINESS EXPERIENCE                        AGE        BELOW (1)
----------                  -------------------                        ---        ---------
Troy M. Huth                Mr. Huth has served as  President  and a    40          1999
Director,                   director of the Company since April 1999
CEO and President           and as the  Company's  CEO since January
                            2000.   Mr.  Huth  was  also   appointed
                            President of UFAC in June 1999, Chairman
                            of  the  Board  and  director  of  JW in
                            November 1999 and President and director
                            of DBG in November 1999. From April 1986
                            until   November   1999,  Mr.  Huth  was
                            employed by The Progressive  Corporation
                            in  various  technology  and  management
                            positions.   Mr.  Huth  has  a  BA  from
                            Baldwin Wallace College.

Jeffrey C. Jordan           Mr. Jordan has been Vice President and a    44          1999
Director and                director  of  the  Company  since  April
Vice President              1999.   From   September   1984  through
                            November  1999,  Mr. Jordan was employed
                            by  The   Progressive   Corporation   in
                            numerous  capacities,  most  recently as
                            claims  division  manager.   Mr.  Jordan
                            holds   a   BA   degree   from   Rutgers
                            University and a JD from UCLA.

Louis T. Mastos             Mr.  Mastos  has been the  President  of    79          1978
Director*                   Louis T. Mastos &  Associates,  Inc.,  a
                            managing general agency located in Reno,
                            Nevada, since 1971. He is past President
                            of the American  Association of Managing
                            General  Agents.   Mr.  Mastos  was  the
                            Insurance  Commissioner  of the State of
                            Nevada from 1965 to 1971.

Laurel A. Park              Ms.  Park  has  been   employed  by  the    28
Assistant Secretary         Company  since  June 1995 and  currently
                            serves as  Controller.  In January 2000,
                            Ms. Park was  appointed as the Company's
                            Assistant Secretary. Ms. Park holds a BS
                            degree in accounting  from Arizona State
                            University.

James S. Rocke              Mr.  Rocke  has  been  employed  by  the    32
Vice President              Company  since  1982 and has  served  in
                            various  positions  including  Secretary
                            and   Treasurer   of  the  Company  from
                            January 1993 to January 2000. In January
                            2000  Mr.  Rocke  was  elected  as  Vice
                            President  of the Company and  currently
                            serves  in  that  capacity.   Mr.  Rocke
                            graduated from Arizona State  University
                            in 1991 with a BS degree in Finance. Mr.
                            Rocke is the son of William J. Rocke.

                                                                             SERVED AS DIRECTOR
                                                                              SINCE YEAR LISTED
NAME/TITLE                  BUSINESS EXPERIENCE                        AGE        BELOW (1)
----------                  -------------------                        ---        ---------
William J. Rocke            Mr.  Rocke  founded  the Company in 1957    76          1975
Director                    and  served as an  executive  officer of
                            the Company and its predecessor entities
                            from May 1957  through  June  1999.  Mr.
                            Rocke   has   been   in  the   insurance
                            adjusting  business since 1952. He has a
                            law degree from the University of Denver
                            and  is a  member  of the  Colorado  Bar
                            Association.   Mr.   Rocke   retired  as
                            Chairman   of  the   Board   and   Chief
                            Executive Officer of the Company on June
                            30,  1999.  Mr.  Rocke is the  father of
                            James S. Rocke

Jean E. Ryberg              Mrs. Ryberg held several  positions with    68          1975
Director*                   the Company  from  October  1962 through
                            June 1999, most recently as President of
                            the Company  from  January  1993 through
                            June 1999, when she retired.

Kenneth A. Sexton           Mr.  Sexton was  appointed as a director    46          2000
Director*                   of the  Company  in  January  2000,  Mr.
                            Sexton  currently  serves as Senior Vice
                            President of Finance and  Administration
                            and Chief Financial  Officer of Merant a
                            world-wide   technology   and   software
                            company.   Mr.   Sexton  has  served  in
                            various  positions  with  Merant and its
                            related companies since 1991. Mr. Sexton
                            holds a BS degree in business  from Ohio
                            State  University  and  is  a  Certified
                            Public Accountant

William A. White            Mr.  White has served as a  director  of    46          1999
Director and                the  Company  since  April  1999 and was
Vice President              appointed  Vice President of the Company
                            in  January  2000.  Mr.  White  was also
                            appointed as a director of JW and DBG in
                            March  1999.  From May 1985 to  November
                            1999,  Mr.  White  was  employed  by The
                            Progressive  Corporation,  managing  the
                            Diversified  Claims Business Group.  Mr.
                            White  holds a master's  degree from the
                            University  of Southern  California  and
                            undergraduate    degree   in    Business
                            Administration    from   John    Carroll
                            University.

* Member of the Company's audit committee

(1) Term will continue until next election of directors

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company during its year ended June 30, 2000, to the chief executive officer and each other executive officer whose aggregate compensation exceeded $100,000.

                         Summary Compensation Table (1)

             a                       b        c             d             e
--------------------------------------------------------------------------------
                                            Annual Compensation       All Other
                                           ----------------------   Compensation
Name and Principal Position        Year    Salary ($)   Bonus ($)        ($)
---------------------------        ----    ----------   ---------   ------------
Troy M. Huth                       2000
Director, CEO and                  1999       (3)          (3)           (3)
President                          1998

(1) Columns (e), (f), (g) and (h) have been omitted as no such compensation was granted.

(2) No perquisites were received by any person named above greater than the lesser of $50,000 or 10% of salary plus bonus.

(3) Mr. Huth's services and the services of other executive officers of the Company are provided to the Company by UFAC under a contract where the Company pays $25,000 per month for services consisting of management, marketing, technology, human resource support and accounting and reporting services.

OPTION/SAR EXERCISES AND HOLDINGS

The Company did not grant any stock options during fiscal 2000 nor were there any options outstanding as of June 30, 2000 for any of the Named Executive.

DIRECTORS COMPENSATION

Each Director, including employees of the Company, but excluding employees of UFAC or Netrex, is paid $1,000 per board meeting attended ($750 per meeting prior to March 1, 2000). During fiscal 2000, each such director, except for Kenneth A. Sexton, received $2,750 for attendance at board meetings. Mr. Sexton received $2,000 for attendance at board meetings.

EMPLOYMENT AGREEMENTS

The Company had an employment agreement with Mr. LaPallo for a five-year term. Mr. LaPallo's agreement was effective June 23, 1996 and was terminated on January 3, 2000, due to Mr. LaPallo's resignation. In addition, the services of Mr. Jeffrey Jordan are provided to the Company pursuant to the service agreement with UFAC. See "Item 11 - Executive Compensation - Summary Compensation Table".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of the Company's common stock on June 30, 2000, by (1) each director,
(2) each executive officer, (3) all directors and executive officers of the Company as a group, (4) each person, known by the Company, to be the beneficial owners of more than 5% of the common stock. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person has sole voting and investment power. The number of shares represents the number of shares of the Company's common stock the person holds. Information presented in the table and related notes has been obtained from the beneficial owner and/or from reports filed by the beneficial with the Securities and Exchange Commission pursuant to Section 13 of the Exchange Act.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

                                                  AMOUNT OF BENEFICIAL OWNERSHIP
                                                   COMMON STOCK $.01 PAR VALUE
                                                  ------------------------------
                                                     NUMBER OF
NAME AND ADDRESS                                     SHARES (1)    PERCENT (2)
----------------                                     ----------    -----------
OFFICERS AND DIRECTORS

Peter I. Cavallaro (3)                                      --            *

John M. Davies (3) (6)                                     500            *

Jeffrey R. Harcourt (3)                                     --            *

Troy M. Huth (3)                                            --            *

Jeffrey C. Jordan (3)                                       --            *

Louis T. Mastos and Eva B. Mastos, his wife (3) (7)    207,103         2.31%

Laurel A. Park (3)                                          --            *

William J. Rocke and Garnet Rocke, his wife (3) (8)    415,332         4.64%

James S. Rocke and Kelly Rocke, his wife (3) (9)       444,867         4.97%

Jean E. Ryberg (3) (10)                                 97,960         1.09%

Kenneth A. Sexton (3)                                       --            *

William A. White (3)                                        --            *

All officers and directors as a group                  875,762         9.78%
(twelve persons) (11)

FIVE PERCENT SHAREHOLDERS
United Financial Adjusting Company (4) (12)          5,258,513        58.70%

NETREX HOLDINGS, LLC (5) (13)                               --           --

----------
* Less than 1%

(1) The number of shares shown in the table, including the notes thereto, have been rounded to the nearest whole share. Includes, when applicable, shares owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of Common Stock such person has custody, voting control or power of disposition.

(2) The percentages shown include the shares of Common Stock which the person will have the right to acquire within 60 days of June 30, 2000. In calculating the percentage of ownership, all shares of Common Stock which the identified person will have the right to acquire within 60 days of June 30, 2000 are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by any other stockholders.

(3) Each of such persons may be reached through the Company at 45 East Monterey Way, Phoenix, Arizona 85012.

(4)  May be reached at 31500 Solon Road, Solon, Ohio 44139.

(5)  May be reached at 270 South  Service  Road,  Suite 45,  Melville,  New York
     11747.

(6) Does not include 5,258,513 shares owned by UFAC to which Mr. Davies disclaims any beneficial interest for purposes of Section 13(d) or (g) of the Securities Exchange Act of 1934, as amended.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

(7) Includes 183,180 shares which are held in a trust under an agreement dated February 10, 1981, in which Mr. and Mrs. Mastos hold equal beneficial interests, and 23,523 shares which are held by the Louis T. Mastos in an Individual Retirement Account.

(8) Includes 290,000 shares held by Old Frontier Investment, Inc., of Arizona, of which William J. and Garnet Rocke hold 51% of the outstanding stock.

(9) Includes 290,000 shares held by Old Frontier Investment, Inc. of Arizona of which James S. Rocke holds 49% of the outstanding stock.

(10) Excludes 28,000 held by Mrs. Ryberg's sons and grandchildren, in which she disclaims any beneficial interest.

(11) Excludes all duplicate reporting of holdings required to be reported by more than one officer or director.

(12) Includes 5,258,513 shares owned by UFAC. These shares were purchased directly from Frontier in April 1999. As a result there was a change in control of Frontier. UFAC is a wholly-owned subsidiary of Netrex. Netrex is owned 51.4% by The Progressive Corporation and 48.6% by Netrex Capital Group LLC ("NCG") which is wholly-owned by Netrex LLC. The Progressive Corporation is a large publicly-traded corporation. According to certain insurance regulatory filings dated March 30, 2000 of The Progressive Corporation, Peter B. Lewis, President and Chief Executive Officer of The Progressive Corporation, owns approximately 13.1% of the outstanding common stock of that company. Netrex LLC is a limited liability company, the manager of which is Duck Pond Corp., which is a privately-held corporation having voting control and investment power of Netrex LLC. Each of Michael
     C. Pascucci, Christopher S. Pascucci and Ralph P. Pascucci owns one- third of the outstanding stock of and each is a director of (together constituting all of the directors of) Duck Pond Corp. The Progressive Corporation, NCG, Netrex LLC, Netrex, Duck Pond Corp., Peter B. Lewis, Michael C. Pascucci, Christopher S. Pascucci and Ralph P. Pascucci each disclaims that it is the beneficial owner of Frontier's shares owned by UFAC for purposes of Section 13(d) or (g) of the Securities Exchange Act of 1934, as amended.

(13) Does not include 5,258,513 shares owned by UFAC prior to the Transaction and cancelled upon the Transaction being affected. The Progressive Corporation, NCG, Netrex LLC, Netrex, Duck Pond Corp., Peter B. Lewis, Michael C. Pascucci, Christopher S. Pascucci and Ralph P. Pascucci each disclaims that it is the beneficial owner of Frontier's shares owned by Netrex for purposes of Section 13(d) or (g) of the Securities Exchange Act of 1934, as amended.

Based solely on a review of the copies of such forms received by the Company during the fiscal year ended June 30, 2000, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock complies with all Section 16(a) filing requirements during such fiscal year.

To the best knowledge of the Company, no person or groups of persons, other than officers, directors and UFAC beneficially own more than five percent of the Company's common stock (based upon present records of the transfer agent).

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Old Frontier Investment, Inc. of Arizona, of which William J. Rocke and Garnet Rocke, his wife, are owners of 51% of the issued and outstanding stock of said corporation and of which James S. Rocke owns the remaining 49%, has entered into a license agreement with the Company pursuant to which it operates, under standard terms and conditions, an insurance adjusting and risk management business located in Scottsdale, Arizona, and is paid a 5% royalty on gross revenue derived from services provided by certain other licensees in other Arizona cities and towns. The Company paid Old Frontier Investment, Inc. $14,448 during fiscal year 2000 in connection with such 5% royalty agreement.

George M. Hill, a shareholder and a former Vice President and Director of the Company, acts as outside counsel to the Company. During the fiscal year ended June 30, 2000, the Company paid Mr. Hill's law firm $42,774 for services rendered and disbursements. Such fees will continue to accrue, pursuant to a retainer agreement, at the rate of $3,000 per month effective June 1, 1999.

In April 1999, the Company entered into an agreement with UFAC whereby the Company pays a $25,000 monthly fee for marketing, managerial, technological, human resource support, financial and reporting support, the full-time services of Jeffrey C. Jordan, and other services and resources. As of June 30, 2000, the Company had incurred $300,000 in service fees related to this agreement, as well as an additional $60,741 for services performed outside the agreement, for an aggregate of $360,741.

The Company believes that the cost to the Company for all of the foregoing were and are competitive with charges for similar services and facilities available from third parties.

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

     The following Financial Statements are included at page F-1:

          Report of Independent Auditor

          Consolidated Balance Sheets - June 30, 2000 and 1999

          Consolidated Statements of Income for the Years Ended June 30, 2000, 1999 and 1998

          Condensed Consolidated Statements of Comprehensive Income for years ended June 30, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998

          Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2000, 1999 and 1998

          Notes to Consolidated Financial Statements - June 30, 2000, 1999 and 1998

(a) (2) Financial Statement Schedules

     Schedule
      Number
      ------
        II Valuation and Qualifying Accounts Years Ended June 30, 2000, 1999 and 1998

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

   10(m)            2000 Stock Option Plan

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

******* Incorporated by reference to the Exhibits to Frontier Adjusters of America, Inc., Notice of Annual Meeting, and Proxy Statement on Form 14A as filed with the SEC in preliminary form on September 6, 2000.

(b) The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year June 30, 2000

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                        FRONTIER ADJUSTERS OF AMERICA, INC.


                                        /s/ Troy Huth
                                        ----------------------------------------
                                        Troy Huth, President and Chief Executive
                                        Officer


                                        September 6, 2000
                                        ----------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:


/s/ John M. Davies                                             September 6, 2000
--------------------------------------------------             -----------------
John M. Davies, Chairman of the Board and Director


/s/ Jeffrey R. Harcourt                                        September 6, 2000
--------------------------------------------------             -----------------
Jeffrey R. Harcourt, Chief Financial Officer,
Treasurer and Director

/s/ Troy Huth                                                  September 6, 2000
--------------------------------------------------             -----------------
Troy Huth, Chief Executive Officer, President and
Director


/s/ Jeffrey C. Jordan                                          September 6, 2000
--------------------------------------------------             -----------------
Jeffrey C. Jordan, Vice President and Director


/s/ Lou Mastos                                                 September 6, 2000
--------------------------------------------------             -----------------
Lou Mastos, Director


/s/ William J. Rocke                                           September 6, 2000
--------------------------------------------------             -----------------
William J. Rocke, Director


/s/ Jean E. Ryberg                                             September 6, 2000
--------------------------------------------------             -----------------
Jean E. Ryberg, Director


/s/ Kenneth A. Sexton                                          September 6, 2000
--------------------------------------------------             -----------------
Kenneth A. Sexton, Director


/s/ William A. White                                           September 6, 2000
--------------------------------------------------             -----------------
William A. White, Director

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditor                                               F-2

Consolidated Balance Sheets - June 30, 2000 and 1999                        F-3

Consolidated Statements of Income for the Years Ended June 30,
2000, 1999 and 1998                                                         F-4

Condensed Consolidated Statements of Comprehensive Income                   F-5
for the Years Ended June 30, 2000, 1999 and 1998.

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2000, 1999 and 1998                                                F-6

Consolidated Statements of Stockholders' Equity for the Years
Ended June 30, 2000, 1999 and 1998                                          F-7

Notes to Consolidated Financial Statements - June 30, 2000,
1999 and 1998                                                               F-8

Supplementary Data (unaudited)                                              F-17

Schedule II - Valuation and Qualifying Accounts Years Ended
June 30, 2000, 1999 and 1998                                                F-18

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Frontier Adjusters of America, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Frontier Adjusters of America, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years ended June 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Adjusters of America, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II for the years ended June 30, 2000, 1999, and 1998 included on page F-18 of this form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

McGLADREY & PULLEN, LLP


/s/ McGladrey & Pullen, LLP

Phoenix, Arizona
August 2, 2000

CONSOLIDATED BALANCE SHEETS
Frontier Adjusters of America, Inc. and Subsidiaries

June 30,                                                                         2000            1999
--------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $  2,132,297    $  6,892,851
  Current portion of advances to licensees and franchisees (Notes 4 and 6)       535,472         859,515
  Receivables, net (Note 3)                                                      809,463         744,241
  Income tax refund receivable                                                        --          99,226
  Unbilled adjusting fees                                                         23,130          37,170
  Prepaid expenses                                                               211,108         344,041
  Deferred income taxes, current portion (Note 9)                                241,607         161,818
                                                                            ------------    ------------
         TOTAL CURRENT ASSETS                                                  3,953,077       9,138,862
                                                                            ------------    ------------
PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization (Note 5)                                       1,622,389       1,608,936
                                                                            ------------    ------------
OTHER ASSETS
  Held to maturity investments (Note 7)                                          628,661         685,148
  Advances to licensees and franchisees, net of current portion (Note 4)         200,000         350,000
  Licenses and franchises, net of accumulated amortization of $261,789
   in 2000 and $303,605 in 1999                                                  170,412         226,015
  Deferred income taxes, net of current portion (Note 9)                         115,488          73,563
  Cost of subsidiary in excess of net identifiable assets acquired, net
   of accumulated amortization of $183,752 in 2000 and $181,441 in 1999           30,066          32,377
  Other                                                                               --           4,083
                                                                            ------------    ------------
                                                                               1,144,627       1,371,186
                                                                            ------------    ------------
         TOTAL ASSETS                                                       $  6,720,093    $ 12,118,984
                                                                            ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                           $     25,835    $     28,005
 Salaries payable and related benefits                                           138,275         404,325
 Service fees due to UFAC                                                         15,000          50,000
 Distributions payable (Note 14)                                                      --       5,918,475
 Licensees' and franchisees' remittance payable                                  116,287         552,946
 Income Taxes Payable                                                             33,989              --
 Other (Note 13)                                                                  90,367         111,600
                                                                            ------------    ------------
         TOTAL CURRENT LIABILITIES                                               419,753       7,065,351
                                                                            ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 13)                                               --              --
STOCKHOLDERS' EQUITY
 Preferred stock, authorized 100,000,000 shares, par value $.01,
  none issued or outstanding                                                          --              --
Common stock, authorized 100,000,000 shares, par value $.01, issued
  9,019,059 shares                                                                90,191          90,191
 Additional contributed capital                                                2,104,413       2,104,426
 Retained earnings                                                             4,263,100       3,022,731
                                                                            ------------    ------------
                                                                               6,457,704       5,217,348
 Add (deduct):
  Treasury stock; 61,399 shares in 2000 and 61,499 in 1999                      (184,068)       (184,368)
  Other                                                                           26,704          20,653
                                                                            ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                                            6,300,340       5,053,633
                                                                            ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  6,720,093    $ 12,118,984
                                                                            ============    ============

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

Frontier Adjusters of America, Inc. and Subsidiaries

Years Ended June 30,                                     2000             1999             1998
---------------------------------------------------------------------------------------------------
REVENUE
 Continuing licensee and franchisee fees (Note 8)     $ 5,170,592      $ 4,936,349      $ 4,596,657
 Adjusting and risk management fees (Note 8)            1,086,304        1,405,235        1,228,691
                                                      -----------      -----------      -----------
                                                        6,256,896        6,341,584        5,825,348
                                                      -----------      -----------      -----------
COST AND EXPENSES
 Compensation and employee benefits (Note 11)           1,984,581        3,248,276        2,817,168
 Office                                                   387,529          411,345          404,554
 Advertising and promotion                                210,441          385,372          395,210
 Depreciation and amortization                            218,615          271,884          253,667
 Bad debt expense                                         311,820          237,601          352,132
 Service fees to UFAC (Note 10)                           360,741           50,000               --
 Legal fees paid to a shareholder (Note 10)                42,774           92,187           92,510
 Other                                                    857,913          891,342          609,111
                                                      -----------      -----------      -----------
                                                        4,374,414        5,588,007        4,924,352
                                                      -----------      -----------      -----------
       INCOME FROM OPERATIONS                           1,882,482          753,577          900,996
                                                      -----------      -----------      -----------
OTHER INCOME (EXPENSE)
 Interest income                                          155,038          165,272          133,067
 Disposition of investments                                 1,000               --            4,042
 Gain (loss) on sale of license (Note 6)                    1,276          (14,500)         (13,000)
 Gain (loss) on disposition of equipment                   (7,066)           1,501            6,352
 Realized gain (loss) (Note 7)                             12,494           60,753              (93)
 Other                                                     24,231           15,539           (3,497)
                                                      -----------      -----------      -----------
       TOTAL OTHER INCOME                                 186,973          228,565          126,871
                                                      -----------      -----------      -----------
       INCOME BEFORE INCOME TAXES                       2,069,455          982,142        1,027,867

       INCOME TAXES (Note 9)                              829,086          435,690          415,392
                                                      -----------      -----------      -----------
       NET INCOME                                     $ 1,240,369      $   546,452      $   612,475
                                                      ===========      ===========      ===========
EARNINGS PER SHARE
 Basic                                                $       .14      $       .12      $       .13
                                                      ===========      ===========      ===========
 Diluted                                              $       .14      $       .12      $       .13
                                                      ===========      ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic                                                  8,957,586        4,569,049        4,605,358
                                                      ===========      ===========      ===========
 Diluted                                                8,957,586        4,570,113        4,612,674
                                                      ===========      ===========      ===========

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Frontier Adjusters of America, Inc. and Subsidiaries

YEARS ENDED JUNE 30,                                          2000           1999           1998
----------------------------------------------------------------------------------------------------
NET INCOME                                                 $1,240,369     $  546,452      $  612,475

OTHER COMPREHENSIVE INCOME, NET OF TAX
  Foreign currency translation adjustments                      6,051          9,746          (6,037)
  Unrealized gain (loss) on securities, net of
    reclassification adjustment (see below)                        --        (38,693)        (27,584)
                                                           ----------     ----------      ----------
OTHER COMPREHENSIVE INCOME:                                     6,051        (28,947)        (33,621)
                                                           ----------     ----------      ----------
COMPREHENSIVE INCOME                                       $1,246,420     $  517,505      $  578,854
                                                           ==========     ==========      ==========

Reclassifications adjustment
  Unrealized gain (loss) on securities during the year     $   12,494     $   22,060      $  (27,584)
  Less reclassification adjustment for gain (loss)
    included in net income                                     12,494         60,753              --
                                                           ----------     ----------      ----------
  Net unrealized gains on securities                       $       --     $  (38,693)     $  (27,584)
                                                           ==========     ==========      ==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Frontier Adjusters of America, Inc. and Subsidiaries

Years Ended June 30,                                         2000            1999            1998
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                               $  1,240,369    $    546,452    $    612,475
                                                          ------------    ------------    ------------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                               218,615         272,430         255,852
   (Gain) on sale of investments                                (1,000)             --          (4,042)
   (Gain) loss on sale of license                               (1,276)         14,500          13,000
   (Gain) loss on disposition of equipment                       7,066          (1,501)         (6,352)
   Bad debt expense                                            311,820         237,601         352,132
   Deferred income taxes                                      (121,714)         53,891         117,288
   Realized (gain)/loss on equity investments                  (12,494)        (60,753)             93
   Other                                                         6,507           9,576            (355)
 Change in assets and liabilities
   (Increase) decrease in:
     Receivables                                              (100,277)        (91,235)         (1,665)
     Unbilled adjusting fees                                    14,040           3,780         (14,250)
     Prepaid expenses                                          132,933         (26,587)        (49,262)
     Other                                                          --          83,993         (65,220)
   Increase (decrease) in:
     Accounts payable                                           (2,170)        (34,113)         28,325
     Salaries payable and related benefits                    (266,050)       (204,788)        440,081
     Income taxes payable/receivable                           133,215          73,722        (257,937)
     Licensees' & franchisees' remittance payable             (436,659)          7,116         148,839
     Other                                                     (56,233)         63,664        (505,222)
                                                          ------------    ------------    ------------
     Total adjustment                                         (173,677)        401,296         451,305
                                                          ------------    ------------    ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                1,066,692         947,748       1,063,780
                                                          ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of fixed assets                              1,550          93,512          16,200
 Capital expenditures                                         (171,655)       (324,416)       (167,078)
 Investments purchased                                              --     (11,769,769)     (1,993,019)
 Proceeds from maturity of held-to-maturity investments         51,000      13,124,869       2,040,000
 Proceeds from sale of available-for-sale investments           12,494              --              --
 Proceeds from sale of licenses                                 31,531              --              --
 Payments on license acquisition                               (43,660)        (33,462)        (26,521)
 Advances to licensees' and franchisees'                    (3,497,630)     (4,183,647)     (4,267,700)
 Collections of advances to licensees & franchisees          3,701,261       4,096,545       3,948,312
                                                          ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             84,891       1,003,632        (449,806)
                                                          ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Cash dividends                                             (5,918,475)       (172,701)       (690,806)
 Proceeds from sales of stock                                      287       6,992,308              --
 Common stock repurchased                                           --      (2,817,246)             --
                                                          ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (5,918,188)      4,002,361        (690,806)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          6,051           9,746          (6,037)
                                                          ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (4,760,554)      5,963,487         (82,869)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD         6,892,851         929,364       1,012,233
                                                          ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD            $  2,132,297    $  6,892,851    $    929,364
                                                          ============    ============    ============

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Frontier Adjusters of America, Inc. and Subsidiaries

Years Ended June 30, 2000, 1999 and 1998

                                                                                        Number of
                                         Number of     Par Value of     Additional      Preferred    Par Value of
                                       Common Shares      Common        Contributed      Shares        Preferred
                                          Issued          Stock           Capital        Issued          Stock
                                        -----------     -----------     -----------    -----------    -----------
Balance, June 30, 1997                    4,782,010     $    47,820     $ 2,148,470             --             --
 Cash dividends - $.15 per share                 --              --              --             --             --
 Net income                                      --              --              --             --             --
Foreign currency translation                     --              --              --             --             --
Unrealized loss                                  --              --              --             --             --
                                        -----------     -----------     -----------    -----------    -----------
Balance, June 30, 1998                    4,782,010          47,820       2,148,470             --             --
 Cash dividends - $.0375 per share               --              --              --             --             --
Sale of shares to UFAC (Note 14)                 --              --       6,765,982      5,258,513         52,585
Stock options exercised from
 65,153 shares of treasury stock                 --              --         (21,580)            --             --
Retirement of 971,464 common shares
 shares repurchased in tender
  offer (Note 14)                          (971,464)         (9,714)     (2,807,531)            --             --
Distributions declared
  $1.60 per share (Note 14)                      --              --      (3,958,451)            --             --
Retirement of 50,000 treasury shares        (50,000)           (500)        (22,464)            --             --
Conversion of preferred shares
 into common shares (Note 14)             5,258,513          52,585              --     (5,258,513)       (52,585)
Net income                                       --              --              --             --             --
Foreign currency translation                     --              --              --             --             --
Unrealized gain                                  --              --              --             --             --
                                        -----------     -----------     -----------    -----------    -----------
Balance, June 30, 1999                    9,019,059          90,191       2,104,426             --             --
 Stock options exercised from
  100 shares of treasury stock                   --              --             (13)            --             --
 Net income                                      --              --              --             --             --
Foreign currency translation                     --              --              --             --             --
                                        -----------     -----------     -----------    -----------    -----------
Balance, June 30, 2000                    9,019,059     $    90,191     $ 2,104,413             --             --
                                        ===========     ===========     ===========    ===========    ===========


                                                                       Cumulative       Unrealized
                                         Retained       Treasury       Translation    Gain (loss) on
                                         Earnings         Stock        Adjustment       Investments
                                       -----------     -----------     -----------      -----------
Balance, June 30, 1997                 $ 4,814,266     $  (529,584)    $    16,944      $    66,277
 Cash dividends - $.15 per share          (690,806)             --              --               --
 Net income                                612,475              --              --               --
Foreign currency translation                    --              --          (6,037)              --
Unrealized loss                                 --              --              --          (27,584)
                                       -----------     -----------     -----------      -----------
Balance, June 30, 1998                   4,735,935        (529,584)         10,907           38,693
 Cash dividends - $.0375 per share        (172,701)             --              --               --
Sale of shares to UFAC (Note 14)                --              --              --               --
Stock options exercised from
 65,153 shares of treasury stock                --         195,321              --               --
Retirement of 971,464 common shares
 shares repurchased in tender
  offer (Note 14)                               --              --              --               --
Distributions declared
  $1.60 per share (Note 14)             (1,960,024)             --              --               --
Retirement of 50,000 treasury shares      (126,931)        149,895              --               --
Conversion of preferred shares
 into common shares (Note 14)                   --              --              --               --
Net income                                 546,452              --              --               --
Foreign currency translation                    --              --           9,746               --
Unrealized gain                                 --              --              --          (38,693)
                                       -----------     -----------     -----------      -----------
Balance, June 30, 1999                   3,022,731        (184,368)         20,653               --
 Stock options exercised from
  100 shares of treasury stock                  --             300              --               --
 Net income                              1,240,369              --              --               --
Foreign currency translation                    --              --           6,051               --
                                       -----------     -----------     -----------      -----------
Balance, June 30, 2000                 $ 4,263,100     $  (184,068)    $    26,704               --
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

BUSINESS -- The Company's operations consist of the licensing and franchising of independent adjusters throughout the United States and Canada and the operation of an independent adjusting business and a risk management division in its Phoenix, Arizona and Las Vegas, Nevada offices. The Company grants credit to its licensees and franchisees, all of whom operate within the insurance industry. Revenue from claims adjusted by employees of the Company is recognized as the services are performed; revenue from claims adjusted by independent licensees and franchisees is recognized when they become due under the terms of the license and franchise agreements (Note 8).

CONSOLIDATED STATEMENTS OF CASH FLOW -- Short term investments which have original maturities of 90 days or less are considered cash equivalents.

CASH CONCENTRATION -- The Company maintains amounts on deposit in financial institutions in excess of federal deposit insurance limits.

DEPRECIATION AND AMORTIZATION -- Property and equipment is stated at cost. Depreciation is computed using straight-line and accelerated methods over estimated useful lives, which range from three to ten years for all property and equipment except for the two buildings. The buildings are depreciated using the straight-line method over a period no less than 31 years and six months. The cost of a subsidiary in excess of net tangible assets acquired is being amortized over 40 years.

LICENSES AND FRANCHISES -- Licenses and franchises represent Company owned adjusting operations and are stated at cost less amortization. Amortization is computed using the straight-line basis over a period of five years.

IMPAIRMENT OF LONG-LIVED ASSETS -- The Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets and identified goodwill with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets and identified goodwill.

Goodwill not identified with impaired assets is evaluated to determine whether events or circumstances warrant a write-down or revised estimates of useful lives. The Company determines impairment by comparing the carrying value of goodwill with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. Impairment losses are measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the goodwill.

To date, management has determined that no impairment of long-lived assets and goodwill exists.

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

The information in Note 7 should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets and liabilities. This disclosure of fair value amounts does not include the fair values of any intangibles, licensees and franchisees. The carrying amounts of all financial instruments approximate fair values.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company will adopt the new Statement effective July 1, 2000. The
Statement will require the Company recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivative will either be offset against the change in fair value of the hedges assets, liabilities or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that he adoption of the new Statement will have a significant effect on the Company's earnings or financial position.

REVENUE RECOGNITION -- In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 in fiscal year 2001. Management believes the adoption of SAB No. 101 will not have a significant affect on it's financial statements.

SEGMENT REPORTING -- Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, modifies the disclosure requirements for reportable segments and establishes standards in the way public businesses report information about operating segments in financial statements and interim reports issued to shareholders. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has determined the Company to have one reportable segment. With the disposition of the Tucson, Arizona office, the Company no longer reports it's operations by geographic segments due to immateriality and accordingly, the Company has only one segment. The Company still provides the same services to the same markets and clients.

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER COMMON SHARE -- The Company is required to present basic and diluted earnings per share amounts. Basic earnings per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per share from continuing operations. At June 30, 2000, the Company has no dilutive potential common shares outstanding.

FOREIGN CURRENCY TRANSLATION -- The functional currency of the Company's foreign operations is the applicable local currency. The foreign currencies are translated to U.S. dollars using applicable exchange rates at the end of each period. The gains or losses resulting from such translations are included in Stockholders' Equity.

ADVERTISING EXPENSE -- Advertising expenditures are expensed when incurred.

NOTE 2: SUPPLEMENTAL CASH FLOW INFORMATION

                                             2000          1999          1998
                                          ----------    ----------    ----------
Cash paid during the year:
 Interest                                 $    1,405    $    1,369    $   30,898
 Income taxes                                838,099       315,659       607,170
Noncash investing activities:
 Sale of licenses                            242,629            --            --
 Deferred gain on sale of licenses          (231,021)           --            --
 Disposal of license                         (11,608)           --            --
Noncash financing activities:
 Accrued dividends                                --     5,918,475            --

NOTE 3: RECEIVABLES

                                                           2000          1999
                                                        ----------    ----------
Receivables consist of:
 Accounts receivable trade                              $  165,377    $  209,049
 Licensee and franchisee fees receivable                   595,354       601,518
 Errors and omissions insurance premium advanced           160,854        90,992
 Other                                                      30,964         3,469
                                                        ----------    ----------
          Total receivables                                952,549       905,028
 Less allowance for doubtful accounts                      143,086       160,787
                                                        ----------    ----------
                                                        $  809,463    $  744,241
                                                        ==========    ==========

NOTE 4: LONG-TERM RECEIVABLES

Long-term receivables consist of non-interest bearing advances to licensees and franchisees which are repayable in the amount equal to a percentage of the monthly licensee and franchisee revenue. Estimated current and long-term maturities are as follows:

                                                           2000          1999
                                                        ----------    ----------
Advances to licensees and franchisees                   $1,197,533    $1,399,095
Less allowance for doubtful advances                       462,061       189,580
                                                        ----------    ----------
                                                           735,472     1,209,515
Less current portion                                       535,472       859,515
                                                        ----------    ----------
Long term portion                                       $  200,000    $  350,000
                                                        ==========    ==========

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment consist of:

                                                           2000          1999
                                                        ----------    ----------
Building and improvements                               $1,390,166    $1,273,023
Computers and software                                     314,716       269,724
Furniture and fixtures                                     348,596       359,235
Automobiles                                                 16,494        51,494
                                                        ----------    ----------
                                                         2,069,972     1,953,476
Less accumulated depreciation and amortization           1,034,326       931,283
                                                        ----------    ----------
                                                         1,035,646     1,022,193
Land                                                       586,743       586,743
                                                        ----------    ----------
                                                        $1,622,389    $1,608,936
                                                        ==========    ==========

NOTE 6: SALE OF LICENSES

On January 1, 2000, the Company sold its Tucson, Arizona office to a new franchisee for $167,629 resulting in a deferred gain of $156,021. The Company also sold three franchises located in the Chicago, Illinois area in the third quarter of fiscal 2000 for $25,000 per franchise that resulted in an aggregate deferred gain of $75,000. The Company is collecting proceeds from these sales by deducting a specified percentage of the franchisees' weekly remittances to be applied against the sales price until paid in full. The deferred gains associated with these sales are netted against the current portion of advances to licensees and franchisees for balance sheet presentation and are recorded as a gain on sale of assets when received. On June 30, 2000, the aggregate deferred gain netted against receivables was $229,745. As of June 30, 2000, total collected in payment of these loans was $6,531 and the gain recognized was $1,276. The Company also sold a license in the Oakland, California area for cash proceeds of $25,000.

NOTE 7: INVESTMENTS IN DEBT AND MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in debt and marketable equity securities as of June 30, 2000 and 1999:

                                                               2000
                                         ------------------------------------------------
                                           Gross        Gross        Gross
                                         Amortized    Unrealized   Unrealized
                                           Cost         Gains        Losses    Fair Value
                                           ----         -----        ------    ----------
Held to maturity securities
 Local government securities & other     $ 628,661    $   1,010    $  18,596    $ 611,075
                                         =========    =========    =========    =========

                                                               1999
                                         ------------------------------------------------
Held to maturity securities
 Local government securities & other     $ 685,148    $  17,886    $   2,992    $ 700,042
                                         =========    =========    =========    =========

The Company's investment in local government securities is concentrated in Salt River Project Agricultural Improvement and Power District Municipal Bonds which mature between 2006 and 2031.

The Company recognized a gain (loss) of $12,494, $60,753, and ($93) for the years ended June 30, 2000, 1999, and 1998, respectively, due to the realized gain or permanent impairment in value of its available for sale securities.

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 8: LICENSING AND FRANCHISING

As of June 30, 2000, the Company has entered into 499 license and franchise agreements with 394 entities, operating 382 offices with 672 advertised locations, whereby the Company grants exclusive ten-year licenses or franchises for the right to use the name "Frontier Adjusters" in a particular area. There is no initial license or franchise fee except where the Company resells a previously acquired license or franchise in which case the Company seeks to recover some or all of its acquisition cost. The Company performs advertising, collection and remittance services, and provides the licensees and franchisees with supplies. As compensation for the above, the Company receives a fee based on a percentage of the licensees' or franchisees' gross billings. Gross billings by licensees and franchisees for the years ended June 30, 2000, 1999 and 1998 were approximately $45,810,000, $44,730,000 and $42,050,000, respectively.

The Company's main line of business is providing services, directly and through licensees and franchisees, to the insurance industry and to self-insureds. The revenue and cost components along with identifiable assets and number of advertised locations are as follows.

                                    Licensing       Adjusting       Corporate
                                       and             and             and
                                   Franchising    Risk Management     Other       Consolidated
                                   -----------    ---------------     -----       ------------
2000
Revenue                            $  5,170,592    $  1,086,304   $         --    $  6,256,896
Cost and expenses                     2,798,397         998,078        577,939       4,374,414
                                   ------------    ------------   ------------    ------------

Income (loss) from operations      $  2,372,195    $     88,226   $   (577,939)   $  1,882,482
                                   ============    ============   ============    ============

Identifiable assets                $  3,346,286    $    494,756   $  2,879,051    $  6,720,093
                                   ============    ============   ============    ============
Number of advertised locations
 Beginning of year                          659              19             --             678
 Opened                                       5              --             --               5
 Closed                                     (11)             --             --             (11)
 Ownership changes                           (4)              4             --              --
                                   ------------    ------------   ------------    ------------
 End of year                                649              23             --             672
                                   ============    ============   ============    ============
1999
Revenue                            $  4,936,349    $  1,405,235   $         --    $  6,341,584
Costs and expenses                    3,885,586       1,184,289        518,132       5,588,007
                                   ------------    ------------   ------------    ------------

Income (loss) from operations      $  1,050,763    $    220,946   $   (518,132)   $    753,577
                                   ============    ============   ============    ============

Identifiable assets                $  4,231,025    $    637,680   $  7,250,279    $ 12,118,984
                                   ============    ============   ============    ============
Number of advertised locations
 Beginning of year                          652              10             --             662
 Opened                                      23              --             --              23
 Closed                                      (7)             --             --              (7)
 Ownership changes                           (9)              9             --              --
                                   ------------    ------------   ------------    ------------
 End of year                                659              19             --             678
                                   ============    ============   ============    ============

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 8: LICENSING AND FRANCHISING (CONTINUED)

1998
Revenue                            $ 4,596,657    $ 1,228,691    $        --    $ 5,825,348
Costs and expenses                   3,444,402      1,123,172        356,778      4,924,352
                                   -----------    -----------    -----------    -----------

Income (loss) from operations      $ 1,152,255    $   105,519    $  (356,778)   $   900,996
                                   ===========    ===========    ===========    ===========

Identifiable assets                $ 4,520,408    $   540,212    $ 2,740,080    $ 7,800,700
                                   ===========    ===========    ===========    ===========
Number of advertised locations
 Beginning of year                         646             12             --            658
 Opened                                     23             --             --             23
 Closed                                    (19)            --             --            (19)
 Ownership changes                           2             (2)            --             --
                                   -----------    -----------    -----------    -----------
 End of year                               652             10             --            662
                                   ===========    ===========    ===========    ===========

NOTE 9: INCOME TAXES

The components of the provision for income taxes at June 30 are as follows:

                                            2000          1999          1998
                                          ---------     ---------     ---------
Federal
 Current                                  $ 762,200     $ 309,299     $ 241,232
 Deferred                                   (96,637)       42,788        93,123
State
 Current                                    188,600        72,500        56,872
 Deferred                                   (25,077)       11,103        24,165
                                          ---------     ---------     ---------
   Income taxes                           $ 829,086     $ 435,690     $ 415,392
                                          =========     =========     =========

A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate follows:

                                            2000          1999          1998
                                          ---------     ---------     ---------

Statutory rate                              35.0%         35.0%         35.0%
Increase (decrease) resulting from:
 State income taxes, net                     5.1           5.5           5.1
 Non-deductible items                        1.1           4.0           3.4
 Non-taxable revenue                         (.6)         (1.4)         (1.4)
 Other                                       (.5)          1.3          (1.7)
                                           -----         -----         -----
Effective rate                              40.1%         44.4%         40.4%
                                           =====         =====         =====

Net deferred tax assets consist of the following components:

                                                          2000          1999
                                                        ---------     ---------
Deferred tax assets
  Current:
  Allowance for doubtful accounts                       $ 224,301     $ 129,858
  Other liabilities                                        17,306        31,960
                                                        ---------     ---------
                                                          241,607       161,818
                                                        ---------     ---------
  Long term:
  Property and equipment                                   84,714        73,563
  Other liabilities                                        30,774            --
                                                        ---------     ---------
                                                          115,488        73,563
                                                        ---------     ---------
                                                        $ 357,095     $ 235,381
                                                        =========     =========

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 10: RELATED PARTY TRANSACTIONS

Old Frontier Investment, Inc. of Arizona, of which William J. Rocke and Garnet Rocke, his wife, are owners of 51% of the issued and outstanding stock of said corporation and James S. Rocke owns the remaining 49%, has entered into a license agreement with the Company pursuant to which it operates, under standard terms and conditions, an insurance adjusting and risk management business located in Scottsdale, Arizona, and is paid a 5% royalty on gross revenue derived from services provided by certain other licensees in other Arizona cities and towns. The Company paid that corporation $14,448, $13,382 and $13,142 for the fiscal years ended June 30, 2000, 1999 and 1998 respectively, in connection with such 5% royalty agreement.

George M. Hill, a shareholder, former Vice President and former Director of the Company, acts as outside counsel to the Company. The Company paid Mr. Hill's law firm approximately $43,000 in fiscal 2000, $92,000 in fiscal 1999, $93,000 in fiscal 1998 for legal services and reimbursement of expenses. Such fees will continue to accrue, pursuant to a retainer agreement at the rate of $3,000 per month.

In April 1999, in conjunction with UFAC's purchase of 5,258,513 shares of the Company's stock, the Company entered into an agreement with UFAC whereby the Company pays $25,000 per month for marketing, managerial, technological, financial, the full-time services of Jeffrey Jordan, and other services and resources. As of June 30, 2000, the Company had incurred $300,000 in service fees related to this agreement, and an additional $60,741 for services performed outside of the agreement, for an aggregate of $360,741. The Company incurred $50,000 and $0 in service fees for the fiscal years ended June 30, 1999 and 1998 respectively.

The Company believes that the cost to the Company for all of the foregoing were competitive with charges for similar services and facilities available from third parties.

NOTE 11: PROFIT SHARING PLAN AND GAINSHARING PLAN

On June 14, 1984, the Company adopted a Profit Sharing Plan (Plan) covering substantially all employees of the Company who have completed one year of service and have reached age 20. The Plan provides for contributions at the discretion of management not to exceed the amount permitted under the Internal Revenue Code as a deductible expense. Participants' benefits vest at the rate of 20% per year. Contributions to the Plan are made to trust accounts for investment at the discretion of the individual participants. Profit sharing expense was $17,726, $235,724, and $258,272 for the years ended June 30, 2000, 1999, and 1998 respectively.

With the intent to eventually terminate the Profit Sharing Plan, the Company implemented a gainsharing program for its employees during fiscal 2000. The program is designed to reward employees for exceptional growth and return on revenue. Disbursements are only made if targets set by upper management are met. Gainsharing expense for the year ended June 30, 2000 was $86,362.

NOTE 12: STOCK OPTIONS

The Company applies APB Option 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for grants in which the fair value per share exceeds the exercise price per share. No compensation expense has been charged to expense for any period presented. The Company has elected not to adopt FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION for employee awards. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of Statement No. 123, reported net income for 2000, 1999 and 1998 would have decreased by $0, $18,000 and $20,000, respectively, with no effect on earnings per share.

On October 9, 1987, the shareholders approved an Incentive Stock Option Plan (1987 Plan) which provides for the granting of options to acquire up to 300,000 shares of common stock to certain officers and key employees of the Company at no less than 100% of the fair market value of the stock on the date of the grant. Options under the 1987 Plan are intended to be Incentive Stock Options
(ISOs) pursuant to Section 422A of the Internal Revenue Code. Such options may have a maximum term of ten years and are exercisable one year after they are granted. As of June 30, 2000, the 1987 Plan has no shares outstanding and 134,847 available for granting.

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 12: STOCK OPTIONS (CONTINUED)

On October 11, 1996, the shareholders approved a Stock Option Plan (1996 Plan) which had been adopted by the Board of Directors on May 21, 1996 and effective July 1, 1996, which provides for the granting of options to acquire up to 300,000 shares of common stock to certain officers and key employees of the Company. Options under the 1996 Plan may be incentive stock options "ISO" pursuant to Section 422A of the Internal Revenue Code. On July 1, 1996, the Company granted ISO's for 100,000 shares of stock at $2.875 per share, the fair value at the grant date. As of June 30, 2000, the 1996 Plan has no shares outstanding and 299,900 available for granting.

Outstanding options become exercisable in varying amounts beginning one year after grant. Information regarding these option plans are as follows:

                                                Number of Shares
                      ---------------------------------------------------------------------
                             2000                     1999                     1998
                      -------------------      -------------------      -------------------
                      Number of   Weighted     Number of   Weighted     Number of   Weighted
                       Shares      Average      Shares      Average      Shares      Average
                      ---------     -----      ---------     -----      ---------     -----
Outstanding July 1      129,629     $2.99        300,000      $3.05       300,000     $3.05
Granted                      --        --             --        --             --        --
Exercised                  (100)    (2.88)       (65,153)    (2.67)            --        --
Expired                (129,529)    (2.99)      (105,218)    (3.37)            --        --
                      ---------     -----      ---------     -----      ---------     -----
Outstanding June 30          --        --        129,629     $2.99        300,000     $3.05
                      =========     =====      =========     =====      =========     =====

                                            2000          1999            1998
                                            ----          ----            ----
Exercisable at end of year                   --          129,629         234,782

At June 30, 2000, there are no remaining options outstanding under the 1987 Plan or the 1996 Plan. The 1987 Plan and 1996 Plan have available for granting up to 134,847 and 299,900 shares, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for June 30:

                             2000                     1999                     1998
                      -------------------      -------------------      -------------------
                       Shares     Per-share     Shares     Per-share     Shares     Per-share
                    (Denominator)   Amount   (Denominator)   Amount   (Denominator)   Amount
                      ---------     -----      ---------     -----      ---------     -----
Basic EPS             8,957,586     $0.14      4,569,049     $0.12      4,605,358     $0.13
                                    =====                    =====                    =====
Effect of Dilutive
  Securities Options         --        --          1,064        --          7,316        --
                      ---------     -----      ---------     -----      ---------     -----
Diluted EPS           8,957,586     $0.14      4,570,113     $0.12      4,612,674     $0.13
                      =========     =====      =========     =====      =========     =====

NOTE 13: COMMITMENTS AND CONTINGENCIES

The Company entered into five-year employment agreements with three key executive officers. Two of these agreements were terminated on June 30, 1999, due to the employees' early retirement. The third agreement was terminated on January 31, 2000 due to the resignation of Francis J. LaPallo, a former Executive Vice President. There are no liabilities relating to these agreements as of June 30, 2000.

The Company leases various office space and office equipment under various noncancellable agreements. These leases expire between August 31, 2000 and August 31, 2003 and require various minimum annual rental payments. Each office lease also requires the payment of taxes.

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 13: COMMITMENTS AND CONTINGENCIES (CONTINUED)

The total minimum rental commitment at June 30, 2000 is due as follows:

                  During the year ending June 30:

                  2001                                36,115
                  2002                                36,473
                  2003                                35,291
                                                   ---------
                                                   $ 107,879
                                                   =========

The total rental expense included in the income statements for the years ended June 30, 2000, 1999, and 1998 is $34,426, $35,633, and $34,365, respectively.

During the year, a claim was filed against multiple defendants including the Company. The complaint arises from the alleged embezzlement by a former licensee in connection with the provision of claims services. The complaint seeks compensatory damages of at least $1,800,000. The Company has denied allegations of liability contained in the complaint. The litigation is in the early phases of discovery, therefore, the Company cannot yet assess the merits of the complaint or the effects this litigation will have on the Company. As of June 30, 2000, the Company has not accrued any amounts for potential losses.

Included in Other Liabilities is the Company's payable to franchisees/licensees and clients at June 30, 2000 and June 30, 1999 of $37,593 and $37,065,
respectively.

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

In March of 2000, the Company's board of directors agreed in principle to enter into a transaction (the "Transaction") whereby the Company will exchange a net of approximately 11.5 million shares of its common stock for all of the issued and outstanding shares of stock of UFAC. Upon consummation of the proposed Transaction, the Company will merge with UFAC and will become the parent of UFAC's two subsidiaries, JW Software, Inc. ("JW") and DBG Technologies, Inc. ("DBG"). In May 2000, JW acquired 100% of the stock of Vedder Software Group, Inc. ("Vedder"). Vedder will therefore be included in the Transaction. The Transaction will be accounted for in a manner similar to a pooling of interest since the entities are under common control, to the extent of the common ownership. The assets and liabilities of these companies will be recorded at their fair value to the extent of the ownership interest by minority stockholders and at the historical cost for the ownership interest under common control.

UFAC is an insurance claim management services company, JW develops and markets claim management software, DBG develops and markets internet-based systems and websites, and Vedder develops property estimating software and tools.

Netrex Holdings, LLC ("Netrex") currently owns all of the outstanding shares of stock in UFAC which holds approximately 59% of the Company's outstanding common stock. Consequently, after the Transaction is consummated, Netrex will own approximately 16.4 million shares of the Company's stock, representing approximately 82% of the Company's outstanding common stock.

The Transaction is subject to the approval of certain regulatory agencies and the American Stock Exchange, the stock exchange on which the Company's shares are currently traded, as well as the approval by shareholders of the Company and UFAC. In connection with this Transaction, the Company is proposing to change its name to "Netrex Business Services, Inc.". The Company will, however, continue to operate the franchised and licensed claims adjusting business under the Frontier name even if the Transaction is consummated and the name change effected.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                               SUPPLEMENTARY DATA

Selected Quarterly Financial Data

(Information for all periods shown below is unaudited)

                                                               2000
                                       -----------------------------------------------------
                                                        Three Months Ended
                                       -----------------------------------------------------
                                        SEPT. 30       DEC. 31       MAR. 31       JUNE 30
                                       -----------   -----------   -----------   -----------
Revenue                                $ 1,676,064   $ 1,566,992   $ 1,482,098   $ 1,531,742
 Income from operations                    552,906       289,886       467,744       571,946
 Income before income taxes                583,929       345,257       509,423       630,846
 Net income                                367,332       199,068       304,497       369,472
 Net income per share
     Basic                                     .04           .02           .03           .04
     Diluted                                   .04           .02           .03           .04
 Weighted average shares outstanding
     Basic                               8,957,560     8,957,560     8,957,564     8,957,660
     Diluted                             8,957,560     8,957,560     8,957,564     8,957,660

                                                               1999
                                       -----------------------------------------------------
                                                         THREE MONTHS ENDED
                                       -----------------------------------------------------
                                        SEPT. 30       DEC. 31       MAR. 31       JUNE 30
                                       -----------   -----------   -----------   -----------
Revenue                                $ 1,633,369   $ 1,524,113   $ 1,572,172   $ 1,611,930
 Income from operations                    395,320       260,424       312,573      (214,740)
 Income before income taxes                423,263       296,089       347,951       (85,161)
 Net income (loss)                         255,916       179,499       208,216       (97,179)
 Net income (loss) per share
     Basic                                     .06           .04           .05          (.02)
     Diluted                                   .06           .04           .05          (.02)
 Weighted average shares outstanding
     Basic                               4,605,358     4,605,358     4,605,358     4,459,723
     Diluted                             4,609,163     4,605,358     4,605,784     4,459,723

                                                               1998
                                       -----------------------------------------------------
                                                        THREE MONTHS ENDED
                                       -----------------------------------------------------
                                        SEPT. 30       DEC. 31       MAR. 31       JUNE 30
                                       -----------   -----------   -----------   -----------
Revenue                                $ 1,483,708   $ 1,411,242   $ 1,440,432   $ 1,489,966
 Income from operations                    388,084       319,846       233,857       (40,791)
 Income before income taxes                426,229       386,659       274,900       (59,921)
 Net income (loss)                         258,642       234,391       166,817       (47,375)
 Net income (loss) per share
     Basic                                     .06           .05           .04          (.01)
     Diluted                                   .06           .05           .04          (.01)
 Weighted average shares outstanding
     Basic                               4,605,358     4,605,358     4,605,358     4,605,358
     Diluted                             4,605,358     4,628,045     4,611,934     4,605,358

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES


                        VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                     Additions
                                       Balance at    Charged to    Deductions      Balance
                                        Beginning     Cost and        From         at End
                                        of Period     Expenses      Reserves      of Period
                                       -----------   -----------   -----------   -----------
Year Ended June 30, 2000:
  Allowance for doubtful accounts      $   350,367   $   311,820   $    57,040   $   605,147

Year Ended June 30, 1999:
  Allowance for doubtful accounts      $   375,220   $   237,601   $   244,435   $   350,367

Year Ended June 30, 1998:
  Allowance for doubtful accounts      $   250,137   $   352,132   $   227,049   $   375,220