Form 10-Q
period 2000-09-30
FRONTIER ADJUSTERS OF AMERICA INC
filed 2000-11-13
CIK 735349

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period __________ to __________

                         Commission File Number 1-12902


                       FRONTIER ADJUSTERS OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Arizona                                              86-0477573
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


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

                                 Yes [X] No [ ]

Number of shares of Common Stock outstanding on November 3, 2000       8,957,660
                                                                       ---------

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                    September 30,    June 30,
                                                        2000           2000
                                                     -----------    -----------
                                                     (unaudited)        (*)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $ 3,098,849    $ 2,132,297
  Receivables                                          1,177,904      1,344,935
  Prepaid expenses                                       196,922        211,108
  Other                                                  304,023        264,737
                                                     -----------    -----------
       TOTAL CURRENT ASSETS                            4,777,698      3,953,077
                                                     -----------    -----------
PROPERTY AND EQUIPMENT                                 2,657,712      2,656,715
  Less accumulated depreciation and amortization      (1,067,309)    (1,034,326)
                                                     -----------    -----------
                                                       1,590,403      1,622,389
                                                     -----------    -----------
OTHER ASSETS
  Receivables (Long term)                                200,000        200,000
  Investments (Long term)                                622,591        628,661
  Other                                                  308,108        315,966
                                                     -----------    -----------
                                                     $ 1,130,699      1,144,627
                                                     -----------    -----------
       TOTAL ASSETS                                  $ 7,498,800    $ 6,720,093
                                                     ===========    ===========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                   $    38,024    $    25,835
  Accrued expenses                                        82,102        138,275
  Franchisee/licensee remittance payable                 143,942        116,287
  Accrued income taxes                                   259,453         33,989
  Service fees due to UFAC                                90,000         15,000
  Other                                                  108,592         90,367
                                                     -----------    -----------
       TOTAL CURRENT LIABILITIES                         722,113        419,753
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock                                            90,191         90,191
  Additional paid in capital                           2,104,413      2,104,413
  Treasury stock                                        (184,068)      (184,068)
  Other                                                   26,055         26,704
  Retained earnings                                    4,740,096      4,263,100
                                                     -----------    -----------
                                                       6,776,687      6,300,340
                                                     -----------    -----------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $ 7,498,800    $ 6,720,093
                                                     ===========    ===========

* Condensed from audited financial statements.

   The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                          2000           1999
                                                       ----------     ----------
REVENUE
  Continuing licensee and franchisee fees              $1,390,157     $1,312,607
  Adjusting and risk management fees                      204,508        363,457
                                                       ----------     ----------
                                                        1,594,665      1,676,064
                                                       ----------     ----------
COST AND EXPENSES
  Compensation and fringe benefits                        377,892        586,377
  Office                                                   72,598         90,500
  Advertising and promotion                                25,423         41,434
  Depreciation and amortization                            47,125         57,522
  Provision for doubtful accounts                          23,705         52,840
  UFAC Service fees                                        95,275         75,000
  Other                                                   276,239        219,485
                                                       ----------     ----------
  INCOME FROM OPERATIONS                                  918,257      1,123,158
                                                       ----------     ----------
                                                          676,408        552,906
                                                       ----------     ----------
OTHER INCOME (EXPENSE)
  Interest income                                          53,852         23,064
  Other (net)                                               9,785          7,959
                                                       ----------     ----------
                                                           63,637         31,023
                                                       ----------     ----------
INCOME BEFORE INCOME TAXES                                740,045        583,929
                                                       ----------     ----------
INCOME TAXES                                              263,049        216,597
                                                       ----------     ----------
  NET INCOME                                           $  476,996     $  367,332
                                                       ==========     ==========
EARNINGS PER SHARE
  Basic                                                $      .05     $      .04
                                                       ==========     ==========
  Diluted                                              $      .05     $      .04
                                                       ==========     ==========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                 8,957,660      8,957,560
                                                       ==========     ==========
  Diluted                                               8,957,660      8,957,560
                                                       ==========     ==========

   The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                          2000           1999
                                                        ---------      ---------
NET INCOME                                              $ 476,996      $ 367,332
                                                        ---------      ---------
OTHER COMPREHENSIVE INCOME (NET OF TAX)
  Foreign currency translation adjustments                   (649)           448
  Unrealized gain (loss) on securities                         --          8,094
                                                        ---------      ---------
                                                             (649)         8,542
                                                        ---------      ---------
COMPREHENSIVE INCOME                                    $ 476,347      $ 375,874
                                                        =========      =========

   The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                              2000            1999
                                                           -----------     -----------
NET INCOME                                                 $   476,996     $   367,332
                                                           -----------     -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                47,125          57,522
   Loss on disposition of property & equipment                      --              --
   (Gain) on sale of license                                      (947)             --
   Provision for doubtful accounts                              23,705          52,840
Change in assets and liabilities:
(Increase) decrease in:
   Receivables                                                  87,274          83,032
   Prepaid expenses                                             14,186          65,390
   Other                                                       (45,677)         57,772
Increase (decrease) in:
   Accounts payable                                             12,189           3,100
   Service fees due to UFAC                                     75,000          25,000
   Accrued expenses                                            (56,173)       (101,481)
   Franchisee and licensee remittance payable                   27,655         153,186
   Other                                                       244,048          10,166
                                                           -----------     -----------
   Total adjustments                                           428,385         406,527
                                                           -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      905,381         773,859
                                                           -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (997)        (92,238)
   Proceeds from held-to-maturity investments                    6,177              --
   Proceeds from sales of license                                5,182          25,000
   Payments on License acquisition                                  --         (13,660)
   Advances to licensees and franchisees                      (760,799)     (1,020,525)
   Collections of advances to licensees and franchisees        812,616       1,075,026
                                                           -----------     -----------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          62,179         (26,397)
                                                           -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                                                   --      (5,918,475)
                                                           -----------     -----------
   NET CASH (USED IN) FINANCING ACTIVITIES                          --      (5,918,475)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (1,008)            712
                                                           -----------     -----------

NET INCREASE (DECREASE) IN CASH                                966,552      (5,170,301)
   Cash at beginning of the period                           2,132,297       6,892,851
                                                           -----------     -----------
   Cash at the end of the period                           $ 3,098,849     $ 1,722,550
                                                           ===========     ===========
Supplemental disclosures of Cash Flow information
Cash paid during the period

   Income taxes                                            $    81,524     $     5,777
   Interest                                                $        --     $       774

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

The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2) REVENUE RECOGNITION

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements. SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company has adopted SAB No. 101 this fiscal year. Management believes the adoption of SAB No. 101 has not had a significant affect on its financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's "expectations", "anticipation", "hopes", "intentions", "beliefs", or "strategies" regarding the future. Forward looking statements include statements regarding revenue, margins, expenses, and earnings analysis with regard to the Company or with regard to the Company's licensees and franchisees for the remainder of fiscal 2001 and thereafter; improvement of, and growth in the number of, licensees and franchisees; future spending on marketing and product development strategy; statements regarding the outcome of litigation; and liquidity and anticipated availability of cash for operations, acquisitions, or payments of dividends. All forward looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in this Report and any other reports on file with the SEC, including but not limited to the extent and nature of natural disasters in geographic areas serviced by the Company or by its licensees and franchisees; management decisions by insurance companies and self-insureds to increase or decrease the degree to which they contract for services offered by the Company, its licensees or franchisees; the Company's ability to identify and attract new qualified licensees and franchisees; the success of the Company's promotional and marketing programs; the Company's ability to successfully manage offices reacquired from existing licensees and franchisees; and uninsured liability for acts or omissions of the Company's employees, licensees, or franchisees.

In March of 2000, the Company announced plans pursuant to which the Company would exchange 11.2 million shares of its common stock for all of the issued and outstanding shares of United Financial Adjusting Company ("UFAC") and its subsidiaries, JW Software, Inc. ("JW") and DBG Technologies, Inc. ("DBG"). Netrex Holdings, LLC ("Netrex") currently owns all of the outstanding shares of stock in UFAC which holds approximately 59% of the Company's outstanding stock. The Company announced on October 24, 2000 it had agreed with UFAC to terminate the Merger Agreement entered into between the Company, UFAC and Netrex, dated May 2, 2000. UFAC maintains its ownership in the Company, currently representing approximately 59% of the Company's outstanding shares.

UFAC is an insurance claim management services company, JW develops and markets claim management software and DBG develops and markets internet-based systems and websites.

FINANCIAL CONDITION

The Company has historically financed its growth and on-going operations with cash generated from operations. In the three months ended September 30, 2000, the Company's operations generated $905,000 in cash. The most significant items affecting cash generated by the Company's operations are net income of $477,000, an increase in other liabilities of $244,000, a $75,000 increase in service fees due to UFAC, an $87,000 decrease in receivables, a $46,000 increase in other assets, and a $56,000 decrease in accrued expenses. The increase in other liabilities mainly relates to the increase in accrued income taxes. The increase in other assets is primarily due to the increase in deferred income taxes.

For the three months ended September 30, 2000, the Company's investing activities generated $62,000 in cash. The most significant items affecting cash generated from investing activities are $761,000 given as advances or loans to licensees and franchisees and $813,000 in collections on advances or loans given to licensees and franchisees.

For the three months ended September 30, 2000, the Company did not generate or use any cash in financing activities.

The Company anticipates that during fiscal 2001 its operations will generate sufficient cash to fund its operations and equipment acquisitions. Through its capital investment program, the Company replaces obsolete or outdated equipment and invests in new equipment and furnishings to maintain or increase the productivity of the Company and its employees. The Company anticipates investing between $150,000 and $250,000 in fiscal 2001 for equipment and furnishings pursuant to its capital investment program.

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

The Company's ratio of current assets to current liabilities was 6.62 to 1 as of September 30, 2000 and 9.42 to 1 as of June 30, 2000.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO 1999

REVENUE

The Company's revenue decreased 4.8% or $81,000 to $1,595,000 in the current quarter from $1,676,000 in the same period of the prior fiscal year. The decrease represents a $158,000 decrease in adjusting and risk management fees and a $77,000 increase in continuing licensee and franchisee fees.

The decrease of $158,000 in adjusting and risk management fees to $205,000 in the quarter ended September 30, 2000 compared to $363,000 in the same period of the prior fiscal year represents a 43.5% decrease. The Company experienced decreases of $107,000 in adjusting fees in its Phoenix, Arizona office, $32,000 in adjusting fees in its Tucson, Arizona office, and $18,000 in adjusting fees in its Las Vegas/Henderson, Nevada office. The remainder of the decrease, $1,000, is due to the discontinuation of risk management services provided by the Company's home office.

The decline in the Las Vegas/Henderson office is primarily the result of a decrease in storms this quarter as compared to the same quarter of the prior fiscal year. The decrease in the Phoenix office partly relates to a client the Phoenix office acquired in November 1997 and lost in early fiscal 2000. Furthermore, the Phoenix office has experienced a general decrease in claims this quarter as compared to the same quarter of the prior fiscal year. The decrease in the Tucson office is the result of the Company's sale of the Tucson office to a new franchisee on January 1, 2000. Finally, the Company ceased providing risk management services within the home office during the prior fiscal year as it was not economical to continue providing such services. Fees generated from the risk management services were $1,000 in the first quarter of the prior fiscal year. The decision to have franchisees and licensees provide risk management services for clients continues to remain with the individual franchisees and licensees.

The Company's revenue from continuing licensee and franchisee fees increased $77,000, or 5.9%, from $1,313,000 in the three months ended September 30, 1999 to $1,390,000 this quarter. This increase reflects the benefit to the Company's licensees and franchisees from an increase in claims assignments from insurance companies and self-insureds.

The Company's revenue is affected by numerous matters including the work loads of other companies and claims presented by their clients. Therefore, the Company is unable to project its future revenue. The Company has historically seen growth in the licensee and franchisee fees paid, with exception to the loss of a major client in 1997. To further enhance revenue growth, the Company continues to develop and implement sales and marketing efforts to take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees. With the addition of the marketing resources provided by UFAC (See Service Fees), the Company hopes to see continued growth in licensee and franchisee fees paid.

COMPENSATION AND FRINGE BENEFITS

Compensation and employee benefits represent approximately 41.1% of the Company's costs and expenses and also represents the largest single item of expense. These expenses decreased $208,000, or 35.5%, to $378,000 in the three months ended September 30, 2000 from $586,000 in the same quarter of the prior fiscal year. A portion of this decrease relates to the resignation of Francis J. LaPallo, a former Executive Vice President, on January 31, 2000. During the
first quarter of the prior fiscal year, the Company was still paying compensation and benefits associated with Mr. LaPallo's employment. Certain of the services provided by Mr. LaPallo are now provided by UFAC pursuant to a service agreement between the Company and UFAC. Charges for these services are reflected in a fixed monthly fee paid to UFAC under the service agreement. For further discussion, see "Service Fees".

The decrease further reflects the fact that most of the adjusters employed by the Company-owned adjusting offices are compensated by commission based on their adjusting services. As the adjusting fees in these offices decrease, the wages paid to these adjusters also decrease. Furthermore, during the prior fiscal year, the Company replaced its profit sharing plan with a gainsharing plan and a 401K plan, decreasing expenses related to these plans by $60,000 for the three months ended September 30, 2000 as compared to the same quarter of the prior fiscal year. Finally, the Company has reduced the amount of compensation paid to employees due to the departure and non-replacement of certain salaried personnel.

SERVICE FEES

On April 30, 1999, the Company entered into a service agreement with UFAC whereby the Company pays a $25,000 monthly fee for certain services provided by UFAC. Services included under this agreement are management, marketing, technology, human resource support, and accounting and reporting support. For the three months ended September 30, 2000 and 1999, the Company incurred $75,000 in service fees under this agreement.

The Company also pays UFAC for service performed beyond the scope of the service agreement. For the three months ended September 30, 2000, the Company incurred an additional $15,000 in computer consulting fees and $5,000 in telephone support for the Company's after-hour hotline, for an aggregate of $20,000 in services provided by UFAC that were not within the scope of the service agreement.

The Company believes that the charges for the services provided under the service agreement are competitive or lower than charges for similar services and facilities available from third parties.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS AND UFAC SERVICE FEES

The Company's expenses other than compensation and fringe benefits and UFAC service fees decreased $17,000, or 3.7%, from the three months ended September 30, 1999 to the three months ended September 30, 2000. The principal items affecting these expenses are decreases of $29,000 in provision for doubtful accounts, $18,000 in office expenses and $16,000 in advertising and promotion, and increases of $35,000 in legal fees and $18,000 in miscellaneous expenses.

The Company has traditionally advanced funds to franchisees and licensees to assist them in the initial start-up and growth of their business. Throughout the years, the Company has loaned significant amounts of money to various franchisees and licensees. The Company reserves for such loans based upon historical experience and current changes in circumstances. Loans are reserved for under the following circumstances: (1) the Company determines that the loan is uncollectible and (2) the collectability of the entire loan balance is questionable. Based upon historical experience, a loan is determined to be uncollectible when notice is given by the Company or by a franchisee or licensee that the relationship with the Company is being terminated. Collectability of a loan becomes questionable when either the Company anticipates that the relationship between the Company and the franchisee or the licensee will become terminated, or the volume of the franchisee or licensee is inadequate to repay the loan in a reasonable period.

During fiscal 2000, the Company carried loans with certain franchisees or licensees that had sizable loan balances which accumulated over a number of years. As the franchisees' or licensees' volume had diminished, or their loans age, the Company has provided for reserves on these loans as appropriate. The likelihood of collecting 100% of such loans was determined to be questionable, based upon the Company's past experience, and therefore the Company found it appropriate to reserve for these loans. The Company is currently more conservative in lending funds to franchisees and licensees today; however, older loans are affecting current reserves for bad debt. The incidents of older, large balance loans turning into bad debt during the first three months ended September 30, 2000 has decreased as compared to the same quarter of the prior year, therefore decreasing bad debt expense.

Office expenses decreased primarily due to the Company's purchases of supplies being greater in the first quarter of the prior fiscal year in preparation of Year 2000. Furthermore, the Company no longer incurs office expenses associated with the Tucson, Arizona adjusting office. The decrease in advertising and promotional expenses reflects the purchase of promotional items in the first quarter of the prior year . Furthermore, a portion of this reduction is due to the non-renewal of the Company's share of a luxury suite at a sporting facility during fiscal 2000. Legal fees have increased as the Company has needed additional legal services in preparation of the once proposed and now terminated Transaction with UFAC.

INCOME TAXES

The Company's income taxes were 35.5% and 37.1% of its income before taxes for the three months ending September 30, 2000 and 1999, respectively. A difference in these rates is due to permanent differences and is reflected in the increase of the deferred tax asset of $42,000 from $357,000 at June 30, 2000 to $399,000 at September 30, 2000. The Company's income taxes have not been significantly affected by any changes in the federal and state laws. However, tax rates can be changed at any time based upon legislation.

OTHER INCOME

The Company's other income increased $33,000, or 106.5%, from $31,000 in the three months ended September 30, 1999 to $64,000 in the three months ended September 30, 2000. This increase is essentially due to the $31,000 increase in interest income, as the Company has earned more interest on its available cash this quarter as compared to the same quarter of the prior fiscal year due to the investment of a higher percentage of the Company's available cash.

NET INCOME

The Company' income for the quarter ended September 30, 2000 increased $110,000, or 30.0%, from $367,000 in the quarter ended September 30, 1999 to $477,000 in the current quarter. The most significant items affecting net income were a $81,000 decrease in revenue, a $208,000 decrease in compensation and fringe benefits and a $33,000 increase in other income.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO 1998

REVENUE

The Company's revenue increased 2.6% or $43,000 to $1,676,000 in the quarter ended September 30, 1999 from $1,633,000 in the same period of the prior fiscal year. The increase represents a $40,000 increase in continuing licensee and franchisee fees and a $3,000 increase in adjusting and risk management fees.

The increase of $3,000 in adjusting and risk management fees from $360,000 in the quarter ended September 30, 1998 to $363,000 in the quarter ended September 30, 1999 represents a 1% increase. The Company experienced an increase of $28,000 in adjusting fees in its Las Vegas office, and decreases of $6,000 and $19,000 in adjusting fees from the Phoenix and Tucson offices, respectively. The increase in the Las Vegas office is primarily the result of an increase in storms in the quarter ended September 30, 1999 as compared to the same period of the prior year.

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

COMPENSATION AND FRINGE BENEFITS

Compensation and fringe benefits represent approximately 52% of the Company's cost and expenses and are the Company's largest single item of expense. These expenses decreased 18.4% or $132,000 from $718,000 in the three months ended September 30, 1998 to $586,000 in the quarter ended September 30, 1999. This decrease is the result of the retirements of William J. Rocke, former CEO and former Chairman of the Board, and Jean E. Ryberg, former President, on June 30, 1999. Certain of the services provided by Mr. Rocke and Mrs. Ryberg are now provided by United Financial Adjusting Company ("UFAC") pursuant to a service agreement between the Company and UFAC. Charges for these services are reflected in a monthly fee paid to UFAC. See discussion below.

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

OTHER INCOME

The Company's other income increased $3,000 or 10.7% from $28,000 in the quarter ended September 30, 1998 to $31,000 in the quarter ended September 30, 1999. The most significant items affecting other income include a $6,000 decrease in interest income, a $5,000 increase in other income, and a $5,000 loss on the sale of fixed assets for the quarter ended September 30, 1998.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, fair values, or future cash flows due to potential changes in the price of a financial instrument. A financial instrument's value may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Market risk is inherent in all market risk sensitive financial instruments.

During the three months ended September 30, 2000 the Company did not own any marketable securities and is therefore not exposed to any market risk associated with such investments.

The Company has a book value of $619,000 invested in municipal bonds that it carries as long term held-to-maturity investments. An increase in interest rates would result in a decline in the market value of the bonds. These bonds mature between 2005 and 2031. As the Company has the intent and ability to hold these bonds to maturity, the market risk associated with these bonds is insignificant and does not have a material effect on the financial statements.

Although the Company wholly owns a Canadian subsidiary, the cash held by the Canadian subsidiary is not material to the Company's operations. Therefore, any foreign currency fluctuations would not have a material effect on the Company's financial statements.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In June 1999, Safeway Inc. filed a complaint against multiple defendants including the Company in the United States District Court in Nebraska. The complaint arises from the alleged embezzlement of over $1,800,000 by a former franchisee of the Company. The complaint alleges claims against the Company in connection with claims services provided for the benefit of Safeway, Inc., including breach of fiduciary duty, negligent failure to monitor or supervise, vicarious liability and breach of contract. The complaint seeks an accounting and a recovery of compensatory damages of at least $1,800,000. The Company has denied the allegations of liability contained in the complaint. As the lawsuit is still in its earliest phase, the Company cannot yet assess the merits of the complaint or whether this suit will have a material adverse effect on the Company. The Company has sought coverage under various insurance policies it holds and has received denials of coverage from the carriers. The Company is continuing to attempt to obtain coverage and defense from these carriers. As of September 30, 2000, the Company has not accrued any liability with respect to this lawsuit.

From time to time in the normal course of its business, the Company is named as a defendant in lawsuits. With exception to the complaint described above, the Company does not believe that it is subject to any such lawsuits or litigation or threatened lawsuits or litigation that will have a material adverse effect on the Company or its business.

ITEM 2 - Not Applicable

ITEM 3 - Not Applicable

ITEM 4 - Not Applicable

ITEM 5 - Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(b) The Company filed an 8-K on September 13, 2000, an 8-K/A on September 15, 2000 and an additional 8-K/A on September 20, 2000 to report a change in the Company's independent accountants for the fiscal year ending June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FRONTIER ADJUSTERS OF AMERICA, INC.


Date: November 13, 2000                 /s/ Troy M. Huth
     ------------------                 ----------------------------------------
                                        Troy M. Huth, President, Chief Executive
                                        Officer and Director

Date: November 13, 2000                 /s/ Jeffrey R. Harcourt
     ------------------                 ----------------------------------------
                                        Jeffrey R. Harcourt, Chief Financial
                                        Officer, Treasurer and Director