Form 10-Q
period 2000-12-31
FRONTIER ADJUSTERS OF AMERICA INC
filed 2001-02-06
CIK 735349

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the Quarterly Period Ended December 31, 2000

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

Number of shares of Common Stock outstanding on February 1, 2001       8,957,660
                                                                      ----------

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                     December 31,     June 30,
                                                        2000            2000
                                                     -----------    -----------
                                                     (unaudited)        (*)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $ 3,422,942    $ 2,132,297
  Receivables                                          1,036,853      1,344,935
  Prepaid expenses                                       169,727        211,108
  Other                                                  337,069        264,737
                                                     -----------    -----------
       TOTAL CURRENT ASSETS                            4,966,591      3,953,077
                                                     -----------    -----------

PROPERTY AND EQUIPMENT                                 2,662,707      2,656,715
  Less accumulated depreciation and amortization      (1,099,585)    (1,034,326)
                                                     -----------    -----------
                                                       1,563,122      1,622,389
                                                     -----------    -----------

OTHER ASSETS
  Receivables (Long term)                                150,000        200,000
  Investments (Long term)                                622,679        628,661
  Other                                                  285,619        315,966
                                                     -----------    -----------
                                                       1,058,298      1,144,627
                                                     -----------    -----------
       TOTAL ASSETS                                  $ 7,588,011    $ 6,720,093
                                                     ===========    ===========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                   $    17,578    $    25,835
  Accrued expenses                                        89,959        138,275
  Franchisee/licensee remittance payable                  87,148        116,287
  Accrued Income Taxes                                        --         33,989
  Service fees due to UFAC                                90,442         15,000
  Other                                                   98,599         90,367
                                                     -----------    -----------
       TOTAL CURRENT LIABILITIES                         383,726        419,753
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
  Common stock                                            90,191         90,191
  Additional paid in capital                           2,104,413      2,104,413
  Treasury stock                                        (184,068)      (184,068)
  Other                                                   26,762         26,704
  Retained earnings                                    5,166,987      4,263,100
                                                     -----------    -----------
                                                       7,204,285      6,300,340
                                                     -----------    -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $ 7,588,011    $ 6,720,093
                                                     ===========    ===========
----------
* Condensed from audited financial statements.

   The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                    Six Months Ended                Three Months Ended
                                                       December 31,                    December 31,
                                                 ------------------------        ------------------------
                                                    2000          1999              2000          1999
                                                 ----------    ----------        ----------    ----------
REVENUE
  Continuing licensee and franchisee fees        $2,675,114    $2,585,686        $1,284,957    $1,273,079
  Adjusting and Risk Management fees                390,848       657,370           186,340       293,913
                                                 ----------    ----------        ----------    ----------
                                                  3,065,962     3,243,056         1,471,297     1,566,992
                                                 ----------    ----------        ----------    ----------
COST AND EXPENSES
  Compensation and employee benefits                741,101     1,286,001           363,209       699,624
  Office                                            150,195       217,526            77,597       127,026
  Advertising and promotion                          45,561        65,807            20,138        24,373
  Depreciation and amortization                      93,542       114,951            46,417        57,429
  Bad debt expense                                   34,715       135,838            11,010        82,998
  UFAC service fees                                 174,270       150,000            78,995        75,000
  Other                                             477,503       430,141           201,264       210,656
                                                 ----------    ----------        ----------    ----------
                                                  1,716,887     2,400,264           798,630     1,277,106
                                                 ----------    ----------        ----------    ----------
INCOME FROM OPERATIONS                            1,349,075       842,792           672,667       289,886
                                                 ----------    ----------        ----------    ----------
OTHER INCOME (EXPENSE)
  Interest income                                   112,038        56,373            58,186        33,309
  Other (net)                                        19,666        30,021             9,881        22,062
                                                 ----------    ----------        ----------    ----------
  TOTAL OTHER INCOME (EXPENSE)                      131,704        86,394            68,067        55,371
                                                 ----------    ----------        ----------    ----------
  INCOME BEFORE INCOME TAXES                      1,480,779       929,186           740,734       345,257

INCOME TAXES                                        576,892       362,786           313,843       146,189
                                                 ----------    ----------        ----------    ----------
  NET INCOME                                     $  903,887    $  566,400        $  426,891    $  199,068
                                                 ==========    ==========        ==========    ==========
EARNINGS PER SHARE
  Basic                                          $      .10    $      .06        $      .05    $      .02
                                                 ==========    ==========        ==========    ==========
  Diluted                                        $      .10    $      .06        $      .05    $      .02
                                                 ==========    ==========        ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                           8,957,660     8,957,560         8,957,660     8,957,560
                                                 ==========    ==========        ==========    ==========
  Diluted                                         8,957,660     8,957,560         8,957,660     8,957,560
                                                 ==========    ==========        ==========    ==========

   The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                 Six Months Ended          Three Months Ended
                                                   December 31,               December 31,
                                              ----------------------      ----------------------
                                                2000         1999           2000         1999
                                              ---------    ---------      ---------    ---------
NET INCOME                                    $ 903,887    $ 566,400      $ 426,891    $ 199,068
                                              ---------    ---------      ---------    ---------

Other Comprehensive Income, net of tax:
  Foreign currency translation adjustments           58        3,630            707        3,182
  Unrealized gain (loss) on securities               --           --             --       (8,094)
                                              ---------    ---------      ---------    ---------
                                                     58        3,630            707       (4,912)
                                              ---------    ---------      ---------    ---------
COMPREHENSIVE INCOME                          $ 903,945    $ 570,030      $ 427,598    $ 194,156
                                              =========    =========      =========    =========

    The accompanying notes are an integral part of these condensed statements

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                                 2000             1999
                                                             -----------      -----------
NET INCOME                                                   $   903,887      $   566,400
                                                             -----------      -----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization:                                 93,542          114,951
   Gain on sale of investments                                        --          (12,494)
   (Gain) on sale of license                                      (4,964)              --
   Bad debt expense                                               34,715          135,838
Change in assets and liabilities:
(Increase) decrease in:
   Receivables                                                   122,421           75,298
   Prepaid expenses                                               41,381          156,831
   Other                                                         (70,482)         (57,494)
Increase (decrease) in:
   Accounts payable                                               (8,257)           2,838
   Accrued expenses                                              (48,316)        (232,538)
   Franchisee and licensee remittance payable                    (29,139)        (552,946)
   Service fees due to UFAC                                       75,442           25,000
   Other                                                         (25,828)         244,934
                                                             -----------      -----------
Total adjustments                                                180,515          (99,782)
                                                             -----------      -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES               1,084,402          466,618
                                                             -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (5,992)        (117,132)
   Proceeds from held-to-maturity investments                      6,177               --
   Proceeds from sale of available-for-sale investments               --           12,494
   Proceeds on sale of fixed assets                                   --              337
   Proceeds from sales of license                                 11,317           25,000
   Payments on license acquisition                                    --          (13,660)
   Advances to licensees and franchisees                      (1,197,717)      (1,875,385)
   Collections of advances to licensees and franchisees        1,392,310        2,062,267
                                                             -----------      -----------
       NET CASH PROVIDED BY INVESTING ACTIVITIES                 206,095           93,921
                                                             -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                                                     --       (5,918,475)
                                                             -----------      -----------
       NET CASH (USED IN) FINANCING ACTIVITIES                        --       (5,918,475)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              148            6,226

NET INCREASE (DECREASE) IN CASH                                1,290,645       (5,351,710)
   Cash at beginning of the period                             2,132,297        6,892,851
                                                             -----------      -----------
   Cash at the end of the period                             $ 3,422,942      $ 1,541,141
                                                             ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
   Income taxes                                              $   680,478      $   421,887
   Interest                                                  $        --      $     1,097

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

     The results of operations for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

(2)  REVENUE RECOGNITION

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company has adopted SAB No. 101 this fiscal year. Management believes the adoption of SAB No. 101 has not had a significant effect on the Company's financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's "expectations", "anticipation", "hopes", "intentions", "beliefs", or "strategies" regarding the future. Forward looking statements include statements regarding revenue, margins, expenses, and earnings analysis with regard to the Company or with regard to the Company's licensees and franchisees for the remainder of fiscal 2001 and thereafter; improvement of, and growth in the number of, licensees and franchisees; future spending on marketing and product development strategy; statements regarding the outcome of litigation; and liquidity and anticipated availability of cash for operations, acquisitions, or payments of dividends. All forward looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in this Report and any other reports on file with the SEC, including but not limited to the extent of nature and natural disasters in geographic areas serviced by the Company or by its licensees and franchisees; management decisions by insurance companies and self-insured to increase or decrease the degree to which they contract for services offered by the Company, its licensees or franchisees; the Company's ability to identify and attract new qualified licensees and franchisees; the success of the Company's promotional and marketing programs; the Company's ability to successfully manage offices reacquired from existing licensees and franchisees; and uninsured liability for acts or omissions of the Company's employees, licensees, or franchisees.

In March of 2000, the Company announced plans pursuant to which the Company would exchange 11.2 million shares of its common stock for all of the issued and outstanding shares of United Financial Adjusting Company ("UFAC") and its subsidiaries, JW Software, Inc. ("JW") and DBG Technologies, Inc. ("DBG"). Netrex Holdings, LLC ("Netrex") currently owns all of the outstanding shares of stock in UFAC which holds approximately 59% of the Company's outstanding stock. The Company announced on October 24, 2000 it had agreed with UFAC to terminate the Merger Agreement dated May 2, 2000 entered into between the Company, UFAC and Netrex. UFAC maintains its ownership in the Company, currently representing approximately 59% of the Company's outstanding shares.

FINANCIAL CONDITION

The Company has historically financed its growth and on-going operations with cash generated from operations. In the six months ended December 31, 2000, the Company's operations generated $1,084,000 in cash. The most significant items affecting cash generated by the Company's operations are net income of $904,000, a decrease of $122,000 in receivables, an increase of $75,000 in service fees due to UFAC and an increase of $70,000 in other assets.

For the six months ended December 31, 2000, the Company's investing activities generated $206,000 in cash. The most significant items affecting cash generated from investing activities are $1,198,000 given as advances or loans to licensees and franchisees and $1,392,000 in collections on advances or loans given to licensees and franchisees.

For the six months ended December 31, 2000, the Company did not generate or use any cash in financing activities.

The Company anticipates that during fiscal 2001 its operations will generate sufficient cash to fund its operations and equipment acquisitions. Through its capital investment program, the Company replaces obsolete or outdated equipment and invests in new equipment and furnishings to maintain or increase the productivity of the Company and its employees. The Company anticipates investing between $100,000 and $150,000 in fiscal 2001 for equipment and furnishings pursuant to its capital investment program.

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

The Company's ratio of current assets to current liabilities was 12.94 to 1 as of December 31, 2000 and 9.42 to 1 as of June 30, 2000.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1999

REVENUE

The Company's revenue decreased 5.5% or $177,000 to $3,066,000 during the six months ended December 31, 2000 from $3,243,000 in the same period of the prior fiscal year. The decrease represents a $266,000 decrease in adjusting and risk management fees and an $89,000 increase in continuing licensee and franchisee fees.

The decrease of $266,000 in adjusting and risk management fees to $391,000 in the six months ended December 31, 2000 compared to $657,000 in the same period of the prior fiscal year represents a 40.5% decrease. The Company experienced decreases of $147,000 in adjusting fees in its Phoenix, Arizona office, $77,000 in adjusting fees in its Tucson, Arizona office (due to sale of this location), and $40,000 in adjusting fees in its Las Vegas/Henderson, Nevada office. The remainder of the decrease, $2,000, is due to the discontinuation of risk management services provided by the Company's home office.

The decrease in the Phoenix adjusting office is primarily due to a decrease in claims assigned by clients during the six months ended December 31, 2000 as compared to the prior year. The decline in the Las Vegas/Henderson adjusting office is predominately the result of a decrease in storms during the six months ended December 31, 2000 as compared to the same period of the prior year. The decrease in the Tucson adjusting office is the result of the Company's sale of the Tucson office to a new franchisee on January 1, 2000. Finally, the Company ceased providing risk management services within the home office during the prior fiscal year as it was not economical to continue to provide such services. Fees generated from risk management services were $2,000 in the six months ended December 31, 1999. The decision to have franchisees and licensees provide risk management services for clients continues to remain with the individual franchisees and licensees.

The Company's revenue from continuing licensee and franchisee fees increased $89,000 or 3.4% from $2,586,000 in the six months ended December 31, 1999 to $2,675,000 in the six months ended December 31, 2000. This increase reflects the benefit to the Company's licensees and franchisees from an increase in claims assignments from insurance companies and self-insureds.

The Company's revenue is affected by numerous matters including the workloads of other companies and claims presented by their clients. Therefore, the Company is unable to project its future revenue. The Company has historically seen growth in the licensee and franchisee fees paid, with exception to the loss of a major client in 1997. To further enhance revenue growth, the Company continues to develop and implement sales and marketing efforts to take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees. With the addition of the marketing resources provided by UFAC (See "Service Fees"), the Company hopes to see continued growth in licensee and franchisee fees paid.

COMPENSATION AND FRINGE BENEFITS

Compensation and employee benefits represents approximately 43.2% of the Company's costs and expenses and also represents the largest single item of expense. These expenses decreased $545,000 or 42.4% from $1,286,000 in the six months ended December 31, 1999 to $741,000 in the current six month period. A portion of this decrease relates to the resignation of an Executive Vice President on January 31, 2000. During the six months ended December 31, 1999, the Company was still paying compensation and benefits associated with his employment in addition to a severance package. Certain services provided by the former Executive Vice President are now provided by UFAC pursuant to a service agreement between the Company and UFAC. Charges for these services are reflected in a fixed monthly fee paid to UFAC under the service agreement. For further discussion, see "Service Fees".

The decrease further reflects the fact that most of the adjusters employed by the Company-owned adjusting offices are compensated by commission based on their adjusting services. As the adjusting fees in these offices decrease, the wages paid to these adjusters also decrease. During the six months ended December 31, 2000, wages paid to adjusters had decreased by $82,000 as compared to the same period of the prior year. Furthermore, during the prior fiscal year, the Company replaced its profit sharing plan with a gainsharing and a 401K plan, decreasing expenses related to these plans by $56,000 for the six months ended December 31, 2000 as compared to the same period of the prior year. Finally, the Company has reduced the amount of compensation paid to employees due to the departure and non-replacement of certain personnel.

SERVICE FEES

On April 30, 1999, the Company entered into a service agreement with UFAC whereby the Company pays a $25,000 monthly fee for certain services provided by UFAC. Services included under this agreement are management, marketing, technology, human resource support and accounting and reporting support. For the six months ended December 31, 2000 and 1999, the Company incurred $150,000 in service fees under this agreement.

The Company also pays UFAC for services performed beyond the scope of the service agreement. For the six months ended December 31, 2000, the Company incurred an additional $16,000 in computer consulting fees, $7,000 in telephone support for the Company's after-hour hotline and $1,000 in miscellaneous services, for an aggregate of $24,000 in services provided by UFAC outside the scope of the service agreement and for an aggregate of $174,000 paid to UFAC for all services.

The Company believes that the charges for the services provided under the service agreement are competitive or lower than the charges for similar services and facilities available from third parties.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS AND UFAC SERVICE FEES

The Company's expenses other than compensation and fringe benefits and UFAC service fees decreased $163,000 or 16.9% during the six months ended December 31, 2000 as compared to the same period of the prior fiscal year. The principal items affecting these expenses are decreases of $101,000 in bad debt expense, $68,000 in office expenses, $37,000 in computer consulting, $21,000 in depreciation and amortization, and $20,000 in advertising and promotion, and increases of $67,000 in legal fees and $43,000 in audit and accounting services.

The Company has traditionally advanced funds to franchisees and licensees to assist them in the initial start-up and growth of their business. The Company reserves for such loans based upon historical experience and current changes in circumstances. Loans are reserved for when the Company determines that the loan is uncollectible or when collectibility of the entire loan balance is questionable. During the six months ended December 31, 2000, the Company had lower incidents of loans turning into uncollectible or questionable debt as compared to the same period of the prior fiscal year, thereby decreasing bad debt expense by $101,000.

Office expenses decreased primarily due to the Company's purchases of supplies being greater during the six months ended December 31, 1999 in preparation of Year 2000. The Company wanted to ensure an ample inventory of supplies in the event of any shortages. Furthermore, the Company has nearly eliminated all office expenses associated with the Tucson, Arizona adjusting office. Computer consulting fees decreased also as the need for such services was greater during the six months ended December 31, 1999 in preparation for Year 2000.

The decrease in advertising and promotional expenses reflects the purchase of promotional items during the six months ended December 31, 1999 that were not made during the current period. Furthermore, this reduction is also due to the non-renewal of the Company's share in a luxury suite at a sporting facility during fiscal 2000.

Legal fees and audit and accounting services increased during the six months ended December 31, 2000 as compared to the same period of the prior year as the Company's need for such services increased in preparation of the once proposed and now terminated transaction with UFAC.

INCOME TAXES

The Company's income taxes for the six months ended December 31, 2000 were 39.0% of its income before taxes, or approximately the same as they were in the prior fiscal year. Changes made in the tax laws by various states and by the federal government have not had a material effect on the Company's current overall tax rates; however, there is no assurance that such changes will not occur in the future.

OTHER INCOME

The Company's other income increased $46,000 or 53.5% from $86,000 in the six months ended December 31, 1999 to $132,000 in the six months ended December 31, 2000. This increase is primarily due to the $56,000 increase in interest income, as the Company has earned more interest on its available cash this period as compared to the same period of the prior fiscal year due to an increase in available cash and the investment of a higher percentage of the Company's available cash.

NET INCOME

The Company's net income for the six months ended December 31, 2000 increased $338,000 or 59.7% from $566,000 in the six months ended December 31, 1999 to $904,000 in the current period. The most significant items affecting net income were a $177,000 decrease in revenue, a $545,000 decrease in compensation and fringe benefits, a $163,000 decrease in expenses other than compensation and fringe benefits and UFAC service fees, and a $46,000 increase in other income.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999

REVENUE

The Company's revenue decreased 6.1% or $96,000 to $1,471,000 during the three months ended December 31, 2000 from $1,567,000 in the same period of the prior fiscal year. The decrease represents an $108,000 decrease in adjusting and risk management fees and a $12,000 increase in continuing licensee and franchisee fees.

The decrease of $108,000 in adjusting and risk management fees to $186,000 in the three months ended December 31, 2000 compared to $294,000 in the same period of the prior fiscal year represents a 36.7% decrease. The Company experienced decreases of $40,000 in adjusting fees in its Phoenix, Arizona office, $46,000 in adjusting fees in its Tucson, Arizona office (due to sale of this location), and $22,000 in adjusting fees in its Las Vegas/Henderson, Nevada office.

The decrease in the Phoenix adjusting office is primarily due to a decrease in claims assigned by clients during the three months ended December 31, 2000 as compared to the prior year. The decline in the Las Vegas/Henderson adjusting office is predominately the result of a decrease in storms during the three months ended December 31, 2000 as compared to the same quarter of the prior year. The decrease in the Tucson adjusting office is the result of the Company's sale of the Tucson office to a new franchisee on January 1, 2000.

The Company's revenue from continuing licensee and franchisee fees increased $12,000 or 1.0% from $1,273,000 in the three months ended December 31, 1999 to $1,285,000 in the current quarter. This increase reflects the benefit to the Company's licensees and franchisees from an increase in claims assignments from insurance companies and self-insureds.

The Company's revenue is affected by numerous matters including the workloads of other companies and claims presented by their clients. Therefore, the Company is unable to project its future revenue. The Company has historically seen growth in the licensee and franchisee fees paid, with exception to the loss of a major client in 1997. To further enhance revenue growth, the Company continues to develop and implement sales and marketing efforts to take advantage of its geographic diversity as well as the unique strengths of its individual licensees and franchisees. With the addition of the marketing resources provided by UFAC (See "Service Fees"), the Company hopes to see continued growth in licensee and franchisee fees paid.

COMPENSATION AND FRINGE BENEFITS

Compensation and employee benefits represents approximately 45.5% of the Company's costs and expenses and also represents the largest single item of expense. These expenses decreased $337,000 or 48.1% from $700,000 in the three months ended December 31, 1999 to $363,000 in the current quarter. The majority of this decrease relates to the resignation of an Executive Vice President on January 31, 2000. During the three months ended December 31, 1999, the Company was still paying compensation and benefits associated with his employment in addition to a severance package. Certain services provided by the former Executive Vice President are now provided by UFAC pursuant to a service agreement between the Company and UFAC. Charges for these services are reflected in a fixed monthly fee paid to UFAC under the service agreement. For further discussion, see "Service Fees".

The decrease further reflects the fact that most of the adjusters employed by the Company-owned adjusting offices are compensated by commission based on their adjusting services. As the adjusting fees in these offices decrease, the wages paid to these adjusters also decrease. During the three months ended December 31, 2000, wages paid to adjusters had decreased by $41,000 as compared to the same quarter of the previous year. Finally, the Company has reduced the amount of compensation paid to employees due to the departure and non-replacement of certain salaried personnel.

SERVICE FEES

On April 30, 1999, the Company entered into a service agreement with UFAC whereby the Company pays a $25,000 monthly fee for certain services provided by UFAC. Services included under this agreement are management, marketing, technology, human resource support and accounting and reporting support. For the three months ended December 31, 2000 and 1999, the Company incurred $75,000 in service fees under this agreement.

The Company also pays UFAC for services performed beyond the scope of the service agreement. For the three months ended December 31, 2000, the Company incurred an additional $4,000 for computer consulting fees, telephone support for the Company's after-hour hotline and other miscellaneous services, for an aggregate of $79,000 paid to UFAC for all services.

The Company believes that the charges for the services provided under the service agreement are competitive or lower than the charges for similar services and facilities available from third parties.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS AND UFAC SERVICE FEES

The Company's expenses other than compensation and fringe benefits and UFAC service fees decreased $146,000 or 29.1% during the three months ended December 31, 2000 as compared to the same period of the prior fiscal year. The principal items affecting these expenses are decreases of $72,000 in bad debt expense, $49,000 in office expenses, $27,000 in computer consulting and $11,000 in depreciation and amortization and increases of $34,000 in audit and accounting services and $32,000 in legal fees.

The Company has traditionally advanced funds to franchisees and licensees to assist them in the initial start-up and growth of their business. The Company reserves for such loans based upon historical experience and current changes in circumstances. Loans are reserved for when the Company determines that the loan is uncollectible or when collectibility of the entire loan balance is questionable. During the three months ended December 31, 2000, the Company had fewer incidents of loans turning into uncollectible or questionable debt as compared to the same quarter of the prior fiscal year, thereby decreasing bad debt expense by $72,000.

Office expenses decreased primarily due to the Company's purchases of supplies being greater during the three months ended December 31, 1999 in preparation of Year 2000. The Company wanted to ensure an ample inventory of supplies in the event of any shortages. Furthermore, the Company has nearly eliminated all office expenses associated with the Tucson, Arizona adjusting office. Computer consulting fees decreased also as the need for such services was greater during the three months ended December 31, 1999 in preparation for Year 2000.

Legal fees and audit and accounting services increased during the three months ended December 31, 2000 as compared to the same period of the prior year as the Company's need for such services increased in preparation of the once proposed and now terminated transaction with UFAC.

INCOME TAXES

The Company's income taxes were 42.4% and 42.3% of its income before taxes for the three months ended December 31, 2000 and 1999, respectively. Changes made in the tax laws by various states and by the federal government have not had a material effect on the Company's current overall tax rates; however, there is no assurance that such changes will not occur in the future.

OTHER INCOME

The Company's other income increased $13,000 or 23.6% from $55,000 in the three months ended December 31, 1999 to $68,000 in the three months ended December 31, 2000. This increase reflects the increase of $25,000 in interest income and a decrease of $12,000 in miscellaneous income. Interest income has increased as the Company's available cash has increased this quarter as compared to the prior year and has earned more interest on a higher percentage of cash invested this quarter.

NET INCOME

The Company's net income for the three months ended December 31, 2000 increased $228,000 or 114.6% from $199,000 in the three months ended December 31, 1999 to $427,000 in the current period. The most significant items affecting net income were a decrease in revenue of $96,000, a decrease of $337,000 in compensation and fringe benefits, and a decrease of $146,000 in expenses other than compensation and fringe benefits and UFAC service fees.

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

During the six months ended December 31, 2000, the Company did not own any marketable equity securities and is therefore not exposed to any market risk associated with such investments.

The Company has an investment in municipal bonds with a book value of $619,000 as of December 31, 2000 which it carries as long term held-to-maturity investments. An increase in interest rates would result in a decline in the market value of the bonds. These bonds mature between 2005 and 2031. As the company has the intent and ability to hold these bonds to maturity, the market risk associated with these bonds is insignificant and does not have a material effect on the financial statements.

Although the Company wholly owns a Canadian subsidiary, the cash held by the Canadian subsidiary is not material to the Company's operations. Therefore, any foreign currency fluctuations would not have a material effect on the Company's financial statements.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In June 1999, Safeway Inc. filed a complaint against multiple defendants including the Company in the United States District Court in Nebraska. The complaint arises from the alleged embezzlement of over $1,800,000 by a former franchisee of the Company. The complaint alleges claims against the Company in connection with claims services provided for the benefit of Safeway, Inc., including breach of fiduciary duty, negligent failure to monitor or supervise, vicarious liability and breach of contract. The complaint seeks an accounting and a recovery of compensatory damages of at least $1,800,000. The Company has denied the allegations of liability contained in the complaint. As the lawsuit is still in its earliest phase, the Company cannot yet assess the merits of the complaint or whether this suit will have a material adverse effect on the Company. The Company has sought coverage under various insurance policies it holds and has received denials of coverage from the carriers. The Company is continuing to attempt to obtain coverage and defense from these carriers. As of December 31, 2000, the Company has not accrued any liability with respect to this lawsuit.

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

ITEM 2 - NOT APPLICABLE

ITEM 3 - NOT APPLICABLE

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On December 14, 2000, the Company held its 2000 Annual Shareholders' Meeting.

The Company's Board of Directors were reelected with 8,443,236 shares being cast. The Directors elected and the numbers of votes each received are as follows:

          Charles E. Becker                                  8,333,200
          Eric J. Carlstrom                                  8,334,317
          Peter I. Cavallaro                                 8,339,866
          John M. Davies                                     8,344,217
          Mark A. Freeman                                    8,344,217
          Jeffrey R. Harcourt                                8,344,217
          Jeffrey C. Jordan                                  8,344,217
          Anthony Puglisi                                    8,344,217
          Kenneth A. Sexton                                  8,333,200

The Company's shareholders ratified the appointment of McGladrey & Pullen, LLP, Certified Public Accountants, as the auditors of the Company for the Company's fiscal year ending June 30, 2001 with 8,324,324 affirmative votes, 37,722 against and 81,190 abstaining.

The Company's shareholders approved an amendment to the Company's Articles of Incorporation to conform the current limitations of liability of the Company's directors with the revised Arizona Business Corporation Act with 7,667,407 affirmative votes, 77,722 against and 698,107 abstaining.

The Company's shareholders approved an amendment to the Company's Articles of Incorporation to conform the current indemnification provisions with the revised Arizona Business Corporation Act with 7,659,268 affirmative votes, 73,797 against and 710,171 abstaining.

The Company's shareholders approved an amendment to the Company's Articles of Incorporation to conform the provisions regarding directors' conflicts of interest provisions to the revised Arizona Business Corporation Act with 7,662,234 affirmative votes, 69,332 against and 711,680 abstaining.

The Company's shareholders approved an amendment to the Company's Articles of Incorporation to update the description of the purpose for which the Company is organized and the character of business that the Company conducts with 6,246,939 affirmative votes, 58,671 against and 708,121 abstaining.

The Company's shareholders approved an amendment to the Company's Articles of Incorporation to update the provisions of Article 4 regarding serial preferred stock with 6,156,599 affirmative votes, 57,281 against and 799,851 abstaining.

The Company's shareholders approved an amendment to the Company's Articles of Incorporation to maintain certain corporate records at the known place of business of the Company with 7,671,788 affirmative votes, 59,797 against and 711,651 abstaining.

The Company's shareholders approved an amendment and restatement of the Company's Articles of Incorporation in the form of the Amended and First Restated Articles of Incorporation of the Company to conform the Company's Articles to certain changes under the revised Arizona Business Corporation Act and to reflect certain other technical changes with 6,242,949 affirmative votes, 61,381 against and 709,401 abstaining.

ITEM 5 - NOT APPLICABLE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3(i)(a) Amended and First Restated Articles of Incorporation 3(ii)(a) Amended and First Restated Bylaws

(b) The Company filed an 8-K on November 21, 2000 and an 8-K/A on December 7, 2000 to report a change in the Company's independent accountants for the fiscal year ending June 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FRONTIER ADJUSTERS OF AMERICA, INC.


Date: 2/2/01                            /s/ John M. Davies
                                        ----------------------------------------
                                        John M. Davies, President, Chief
                                        Executive Officer, Chairman of the
                                        Board and Director


Date: 2/2/01                            /s/ Jeffrey R. Harcourt
                                        ----------------------------------------
                                        Jeffrey R. Harcourt, Chief Financial
                                        Officer, Treasurer and Director