Form 10-Q
period 2001-03-31
FRONTIER ADJUSTERS OF AMERICA INC
filed 2001-05-15
CIK 735349

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period ______ to ______

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
Yes [X] No [ ]

Number of shares of Common Stock outstanding on May 14, 2001     8,957,660

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31, 2001   June 30, 2000
                                                  --------------   -------------
                                                    (unaudited)         (*)
               ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $ 4,158,204     $ 2,132,297
   Receivables                                          999,423       1,344,935
   Prepaid expenses                                     137,552         211,108
   Other                                                335,637         264,737
                                                    -----------     -----------
        TOTAL CURRENT ASSETS                          5,630,816       3,953,077
                                                    -----------     -----------

PROPERTY AND EQUIPMENT                                2,643,038       2,656,715
   Less accumulated depreciation
        and amortization                             (1,107,409)     (1,034,326)
                                                    -----------     -----------
                                                      1,535,629       1,622,389
                                                    -----------     -----------

OTHER ASSETS
   Receivables (long-term)                              110,000         200,000
   Investments (long-term)                              622,802         628,661
   Other                                                231,571         315,966
                                                    -----------     -----------
                                                        964,373       1,144,627
                                                    -----------     -----------
        TOTAL ASSETS                                $ 8,130,818     $ 6,720,093
                                                    ===========     ===========

               LIABILITIES

CURRENT LIABILITIES
   Accounts payable                                 $     7,348     $    25,835
   Accrued expenses                                     127,764         138,275
   Franchisee/licensee remittance payable               162,991         116,287
   Service fees due to UFAC                              30,580          15,000
   Accrued Income Taxes                                      --          33,989
   Other                                                144,096          90,367
                                                    -----------     -----------
        TOTAL CURRENT LIABILITIES                       472,779         419,753
                                                    -----------     -----------

STOCKHOLDERS' EQUITY
   Common stock                                          90,191          90,191
   Additional paid in capital                         2,104,413       2,104,413
   Treasury stock                                      (184,068)       (184,068)
   Other                                                 26,922          26,704
   Retained earnings                                  5,620,581       4,263,100
                                                    -----------     -----------
                                                      7,658,039       6,300,340
                                                    -----------     -----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $ 8,130,818     $ 6,720,093
                                                    ===========     ===========

----------
*    Condensed from audited financial statements.

   The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                            Nine Months Ended           Three Months Ended
                                                March 31,                    March 31,
                                        -------------------------   --------------------------
                                            2001          2000          2001           2000
                                        -----------   -----------   -----------    -----------
REVENUE
   Continuing licensee and
    franchisee fees                     $ 4,065,552   $ 3,842,175   $ 1,390,438    $ 1,256,489
   Adjusting fees                           556,614       882,979       165,766        225,609
                                        -----------   -----------   -----------    -----------
                                          4,622,166     4,725,154     1,556,204      1,482,098
                                        -----------   -----------   -----------    -----------

COST AND EXPENSES
   Compensation and employee benefits     1,125,711     1,682,283       384,610        396,282
   Office                                   228,208       306,702        78,013         89,176
   Advertising and promotion                 94,715       117,312        49,154         51,505
   Depreciation and amortization            162,016       166,168        68,474         51,217
   Bad debt expense                          89,327       227,203        54,612         91,365
   Services performed by UFAC               271,352       270,000        97,082        120,000
   Other                                    629,809       644,950       152,306        214,809
                                        -----------   -----------   -----------    -----------
                                          2,601,138     3,414,618       884,251      1,014,354
                                        -----------   -----------   -----------    -----------
INCOME FROM OPERATIONS                    2,021,028     1,310,536       671,953        467,744
                                        -----------   -----------   -----------    -----------

OTHER INCOME
   Interest income                          168,287        94,346        56,249         37,973
   Other (Net)                                5,229        33,727       (14,437)         3,706
                                        -----------   -----------   -----------    -----------
   TOTAL OTHER INCOME                       173,516      128, 073        41,812         41,679
                                        -----------   -----------   -----------    -----------
   INCOME BEFORE INCOME TAXES             2,194,544     1,438,609       713,765        509,423

INCOME TAXES                                837,063       567,712       260,171        204,926
                                        -----------   -----------   -----------    -----------
   NET INCOME                           $ 1,357,481   $   870,897   $   453,594    $   304,497
                                        ===========   ===========   ===========    ===========

EARNINGS PER SHARE
   Basic                                $       .15   $       .10   $       .05    $       .03
                                        ===========   ===========   ===========    ===========
   Diluted                              $       .15   $       .10   $       .05    $       .03
                                        ===========   ===========   ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                  8,957,660     8,957,561     8,957,660      8,957,564
                                        ===========   ===========   ===========    ===========
   Diluted                                8,957,660     8,957,561     8,957,660      8,957,564
                                        ===========   ===========   ===========    ===========

   The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                Nine Months Ended         Three Months Ended
                                                     March 31,                 March 31,
                                             -----------------------   -----------------------
                                                2001         2000         2001         2000
                                             ----------   ----------   ----------   ----------
NET INCOME                                   $1,357,481   $  870,897   $  453,594   $  304,497

OTHER COMPREHENSIVE INCOME,  NET OF TAX:

   Foreign currency translation adjustment          101        4,123           43          350
                                             ----------   ----------   ----------   ----------
COMPREHENSIVE INCOME                         $1,357,582   $  875,020   $  453,637   $  304,847
                                             ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                    NINE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                  2001             2000
                                                              -----------      -----------
NET INCOME                                                    $ 1,357,481      $   870,897
                                                              -----------      -----------
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization:                                 162,016          166,168
   Loss on disposition of property and equipment                   26,472            5,340
   (Gain) on sale of investments                                       --          (13,494)
   (Gain) on sale of license                                      (10,959)            (267)
   Bad debt expense                                                89,327          227,203
Change in assets and liabilities:
(Increase) decrease in:
   Receivables                                                    122,566           91,411
   Prepaid expenses                                                73,556          172,448
   Other                                                          (70,809)             962
Increase (decrease) in:
   Accounts payable                                               (18,487)             782
   Accrued expenses                                               (10,511)        (224,551)
   Franchisee and licensee remittance payable                      46,704         (421,386)
   Service fees due to UFAC                                        15,580           70,000
   Other                                                           (5,484)          22,509
                                                              -----------      -----------
Total adjustments                                                 419,971           97,125
                                                              -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       1,777,452          968,022
                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (11,163)        (140,943)
   Investments purchased                                           (6,355)              --
   Proceeds on sale of fixed assets                                    --            1,209
   Proceeds from sales of investments                               6,177           63,494
   Proceeds from sale of intangible assets                         42,312          267,629
   Payments on license acquisition                                     --          (13,615)
   Advances to licensees and franchisees                       (1,655,336)      (2,837,412)
   Collections of advances to licensees and franchisees         1,872,602        2,869,832
                                                              -----------      -----------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                      248,237          210,194
                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                                                      --       (5,918,475)
   Proceeds from sales of stock                                        --              287
                                                              -----------      -----------
   NET CASH  (USED IN) FINANCING ACTIVITIES                            --       (5,918,188)
   EFFECT OF EXCHANGE RATE CHANGES ON CASH                            218            6,812
                                                              -----------      -----------

NET INCREASE (DECREASE) IN CASH                                 2,025,907       (4,733,160)
   Cash at beginning of the period                              2,132,297        6,892,851
                                                              -----------      -----------
   Cash at the end of the period                              $ 4,158,204      $ 2,159,691
                                                              ===========      ===========

Supplemental disclosures of cash flow information
Cash paid during the period
   Income taxes                                               $   949,005      $   569,903
   Interest                                                   $        --      $     1,127

   The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations for the interim periods.

     The results of operations for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

(2)  SUBSEQUENT EVENTS

     In April of 2001, the Company announced that its majority shareholder, United Financial Adjusting Company ("UFAC"), had sold its shares to Merrymeeting, Inc. ("MMI") for $1.58 per share. In conjunction with the sale of the UFAC shares to MMI, the management agreement between Frontier and UFAC was terminated. It was also announced that Frontier's Board of Directors had accepted a proposal by MMI to take Frontier private through a cash-out merger at $1.58 per share. Consummation of this transaction is subject to shareholder approval.

(3)  LOSS ON SALE OF FIXED ASSETS

     In April of 2001, the Company entered into agreements to sell its Phoenix and Las Vegas offices to independent franchisees effective April 30, 2001, and May 31, 2001, respectively. A loss has been accrued for the fixed assets being transferred in accordance with these agreements in the amounts of $18,000 for the Phoenix Office and $ 7,225 for the Las Vegas office. For more information on the sale of these offices, see "Part II, Item 5 - Other information".

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In March of 2000, the Company announced plans pursuant to which the Company would exchange 11.2 million shares of its common stock for all of the issued and outstanding shares of United Financial Adjusting Company ("UFAC") and its subsidiaries. At that time, Netrex Holdings, LLC ("Netrex") owned all of the outstanding shares of stock in UFAC which held approximately 59% of the Company's outstanding common stock. The Company announced on October 24, 2000 it had agreed with UFAC to terminate the Merger Agreement entered into between the Company, UFAC, and Netrex, dated May 2, 2000.

In April of 2001, the Company announced that its majority shareholder, UFAC, had sold its shares to Merrymeeting, Inc. ("MMI") for $1.58 per share. MMI is a privately held Delaware corporation owned jointly by John M. Davies, Frontier's Chairman of the Board, and IVM Intersurer BV, a Netherlands holding company which specializes in investing in insurance-related business. The Company also announced that Frontier's Board had accepted a proposal by MMI to take Frontier private through a cash-out merger at $1.58 per share. Consummation of this transaction is subject to shareholder approval. The Company will provide its shareholders with a proxy statement containing a detailed description of the proposed transaction prior to the Company's next shareholders' meeting.

FINANCIAL CONDITION

The Company has historically financed its growth and on-going operations with cash generated from operations. In the nine months ended March 31, 2001, the Company's operations generated $1,777,452 in cash. The most significant items affecting cash generated by the Company's operations are net income of $1,357,481, decreases in receivables of $123,000 and in prepaid expenses of $74,000, and increases in franchisee/licensee remittance payable of $47,000 and in other assets of $71,000. The increase in other assets is primarily due to an increase in deferred income taxes.

For the nine months ended March 31, 2001, the Company's investing activities generated $248,000 in cash. The most significant items affecting cash generated from investing activities are $1,873,000 given as advances or loans to licensees and franchisees and $1,655,000 in collections on advances or loans given to licensees and franchisees.

For the nine months ended March 31, 2001, the Company did not generate or use any cash in financing activities.

The Company anticipates that during fiscal 2001 its operations will generate sufficient cash to fund its operations and equipment acquisitions. Through its capital investment program, the Company replaces obsolete or outdated equipment and invests in new equipment and furnishings to maintain or increase the productivity of the Company and its employees. The Company anticipates investing between $25,000 and $50,000 in fiscal 2001 for equipment and furnishings pursuant to its capital investment program.

In June of 1999, a complaint was filed in the United States District Court in Nebraska against multiple defendants including the Company. The complaint arises from the alleged embezzlement by a former licensee in connection with the provision of claims services. The complaint seeks compensatory damages of at least $1,800,000. The Company has denied allegations of liability contained in the complaint. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial condition. For further discussion, see "Part II, Item 1-Legal Proceedings".

The Company's ratio of current assets to current liabilities was 11.91 to 1 as of March 31, 2001 and 9.42 to 1 as of June 30, 2000.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

REVENUE

The Company's revenue decreased 2.2% or $103,000 to $4,622,000 during the nine months ended March 31, 2001 from $4,725,000 in the same period of the prior fiscal year. This decrease represents a $326,000 decrease in adjusting and risk management fees and an increase of $223,000 in continuing licensee and franchisee fees.

The decrease of $326,000 in adjusting and risk management fees to $557,000 in the nine months ended March 31, 2001 compared to $883,000 in the same period of the prior fiscal year represents a 36.9% decrease. The Company experienced decreases of $196,000 in adjusting fees in its Phoenix, Arizona office, $72,000 in adjusting fees in its Tucson, Arizona office (due to the sale of this location), and $56,000 in adjusting fees in its Las Vegas/Henderson, Nevada office. The remainder of the decrease, $2,000, is due to the discontinuation of risk management services provided by the Company's home office.

The decrease in the Phoenix adjusting office is primarily due to a reduction in marketing efforts that resulted in a decrease in claims assigned by clients during the nine months ended March 31, 2001 as compared to the prior year. The decrease in the Las Vegas/Henderson adjusting office is predominately a result of a decrease in storms during the nine months ended March 31, 2001 as compared to the same period of the prior year. The decrease in the Tucson adjusting office is the result of the Company's sale of the Tucson office to a new franchisee on January 1, 2000. In April 2001, the Company entered into agreements to sell the Phoenix and Las Vegas/Henderson offices to independent franchisees. Finally, the Company ceased providing risk management services within the home office during the prior fiscal year as it was not economical to continue to provide such services. The decision to provide risk management services for clients continues to remain with the individual franchisees and licensees.

The Company's revenue from continuing licensee and franchisee fees increased $223,000 or 5.8% from $3,842,000 in the nine months ended March 31, 2000 to $4,065,000 in the nine months ended March 31, 2001. This increase reflects the benefit to the Company's licensees and franchisees from an increase in claims assignments from insurance companies and self-insureds.

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

COMPENSATION AND FRINGE BENEFITS

Compensation and employee benefits represents approximately 43.3% of the Company's costs and expenses and also represents the largest single item of expense. These expenses decreased $556,000 or 33.1% from $1,682,000 in the nine months ended March 31, 2000 to $1,126,000 in the current nine month period. A portion of this decrease relates to the resignation of an Executive Vice President on January 31, 2000. During the nine months ended March 31, 2000, the Company was still paying compensation and benefits associated with his employment in addition to a severance package. During the nine month period ended March 31, 2001, certain services provided by the former Executive Vice President were provided by UFAC pursuant to a service agreement between the Company and UFAC. Charges for these services are reflected in a fixed monthly fee paid to UFAC under the service agreement. The agreement with UFAC was cancelled effective April 30, 2001. The Company expects these expenses to increase as a result of the cancellation of the agreement with UFAC. For further discussion, see "Service Fees".

The decrease further reflects the fact that most of the adjusters employed by the Company-owned adjusting offices are compensated by commission based on their adjusting services. As the adjusting fees in these offices decrease, the wages paid to these adjusters also decrease. During the nine months ended March 31, 2001, wages paid to adjusters decreased $103,000 as compared to the same period of the prior year. The Company expects these expense to decrease further due to the sale of the Phoenix and Las Vegas/Henderson offices. Furthermore, during the prior fiscal year, the Company replaced its profit sharing plan with a gainsharing and a 401K plan, decreasing expenses related to these plans by $35,000 for the nine months ended March 31, 2001 as compared to the same period of the prior year. Finally, the Company has reduced the amount of compensation paid to employees due to the departure and non-replacement of certain salaried personnel.

SERVICE FEES

From April 30, 1999 to April 30, 2001, the Company had a service agreement with UFAC whereby the Company paid a $25,000 monthly fee for certain services provided by UFAC. Services included under this agreement were management, marketing, technology, human resource support and accounting and reporting support. For each of the nine months ended March 31, 2001 and 2000, the Company incurred $225,000 in service fees under this agreement.

The Company also paid UFAC for services performed beyond the scope of the service agreement. For the nine months ended March 31, 2001, the Company incurred an additional $34,000 in computer consulting fees, $11,000 in telephone support for the Company's after-hour hotline and $1,000 in miscellaneous services, for an aggregate of $46,000 in services provided by UFAC outside the scope of the service agreement and for an aggregate of $271,000 paid to UFAC for all services.

As a result of the sale of UFAC's shares to MMI, the service agreement with UFAC was cancelled effective April 30, 2001. The Company expects that the related expenses will increase as it replaces the services previously supplied by UFAC.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS AND UFAC SERVICE FEES

The Company's expenses other than compensation and fringe benefits and UFAC service fees decreased $258,000 or 17.6% during the nine months ended March 31, 2001 as compared to the same period of the prior fiscal year. The principal items affecting these expenses are decreases of $138,000 in bad debt expense, $78,000 in office expenses, $23,000 in advertising and promotion, and $20,000 in computer consulting and increases of $47,000 in legal fees and $16,000 in audit and accounting services.

The Company has traditionally advanced funds to franchisees and licensees to assist them in the initial start-up and growth of their business. The Company reserves for such loans based upon historical experience and current changes in circumstances. Particularly, loans are reserved for when the Company determines that the loan is uncollectible or when collectability of the entire loan balance is questionable. During the nine months ended March 31, 2001, the Company had lower incidents of loans turning into uncollectible or questionable debt as compared to the same period of the prior fiscal year, thereby decreasing bad debt expense by $138,000.

Office expenses decreased primarily due to the Company's purchases of supplies being greater during the nine months ended March 31, 2000 in preparation of Year 2000. The Company wanted to ensure an ample inventory of supplies as of January 1, 2000 in the event of any shortages. Furthermore, the Company no longer incurs office expenses associated with the Tucson, Arizona adjusting office. Computer consulting fees also decreased as the need for such services was greater during the nine months ended March 31, 2000 in preparation of Year 2000.

The decrease in advertising and promotional expenses reflects the purchase of promotional items during the nine months ended March 31, 2000 that were not made during the same period of the current fiscal year. Furthermore, this reduction is also due to the non-renewal of the Company's share in a luxury suite at a sporting facility during fiscal 2000.

Legal fees and audit and accounting services were higher during the nine months ended March 31, 2001 as compared to the same period of the prior year as the Company's need for such services increased in preparation of the once proposed and now terminated transaction with UFAC.

INCOME TAXES

The Company's income taxes for the nine months ended March 31, 2001 were 38.1% of its income before taxes, or approximately the same as they were in the prior fiscal year. Changes made in the tax laws by various states and by the federal government have not had a material effect on the Company's current overall tax rates; however, there is no assurance that such changes will not occur in the future.

OTHER INCOME

The Company's other income increased $46,000 or 35.9% from $128,000 in the nine months ended March 31, 2000 to $174,000 in the nine months ended March 31, 2001. This increase is primarily due to the $74,000 increase in interest income, as the Company has earned more interest on its available cash this period as compared to the same period of the prior fiscal year. This was due to an increase in available cash and the investment of a higher percentage of the Company's available cash. This increase was partially offset by a loss of $25,000 from the sale of fixed assets resulting from the sale of the Phoenix and Las Vegas offices (see "Part II, Item 5-Other Information") and from a $13,000 decrease in the gain on sale of investments.

NET INCOME

The Company's net income for the nine months ended March 31, 2001 increased $486,000 or 55.8% from $871,000 in the nine months ended March 31, 2000 to $1,357,000 in the current period. The most significant items affecting net income were a $103,000 decrease in revenue, a $556,000 decrease in compensation and fringe benefits, a $258,000 decrease in expenses other than compensation and fringe benefits and UFAC service fees, and a $46,000 increase in other income.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

REVENUE

The Company's revenue increased 5.0% or $74,000 to $1,556,000 during the three months ended March 31, 2001 from $1,482,000 in the same period of the prior fiscal year. The decrease represents a $60,000 decrease in adjusting and risk management fees and a $134,000 increase in continuing licensee and franchisee fees.

The decrease of $60,000 in adjusting and risk management fees to $166,000 in the three months ended March 31, 2001 compared to $226,000 in the same period of the prior fiscal year represents a 26.5% decrease. The Company experienced decreases of $49,000 in adjusting fees in its Phoenix, Arizona office and of $16,000 in adjusting fees in its Las Vegas/Henderson, Nevada office. The Tucson office was sold in January of 2000, and its revenue was minimal and the result of run-off business.

The decrease in the Phoenix adjusting office is primarily due to a reduction in marketing efforts that resulted in a decrease in claims assigned by clients during the three months ended March 31, 2001 as compared to the prior year. The decrease in the Las Vegas/Henderson adjusting office is predominately a result of a decrease in storms during the three months ended March 31, 2001 as compared to the same quarter of the prior year. In April 2001, the Company entered into agreements to sell the Phoenix and the Las Vegas/Henderson offices to independent franchisees.

The Company's revenue from continuing licensee and franchisee fees increased $134,000 or 10.7% from $1,256,000 in the three months ended March 31, 2000 to $1,390,000 in the current quarter. This increase reflects the benefit to the Company's licensees and franchisees from an increase in claims assignments from insurance companies and self-insureds.

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

COMPENSATION AND FRINGE BENEFITS

Compensation and employee benefits represents approximately 43.6% of the Company's costs and expenses and also represents the largest single item of expense. These expenses decreased $11,000 or 2.8% from $396,000 in the three months ended March 31, 2000 to $385,000 in the current quarter. The decrease reflects the fact that most of the adjusters employed by the Company-owned adjusting offices are compensated by commission based on their adjusting services. As the adjusting fees in these offices decrease, the wages paid to these adjusters also decrease. During the three months ended March 31, 2001, wages paid to adjusters decreased by $21,000 as compared to the same quarter of the previous year. In addition, the Company reduced the amount of compensation paid to employees due to the departure and non-replacement of certain salaried personnel. However, the Company experienced a $17,000 increase in casual labor expenses due to the increased use of temporary personnel.

SERVICE FEES

From April 30, 1999 to April 30, 2001, the Company had a service agreement with UFAC whereby the Company paid a $25,000 monthly fee for certain services provided by UFAC. Services included under this agreement were management, marketing, technology, human resource support and accounting and reporting support. For each of the three months ended March 31, 2001 and 2000, the Company incurred $75,000 in service fees under this agreement.

The Company also paid UFAC for services performed beyond the scope of the service agreement. For the three months ended March 31, 2001, the Company incurred an additional $22,000 for computer consulting fees, telephone support for the Company's after-hour hotline and other miscellaneous services, for an aggregate of $97,000 paid to UFAC for all services.

As a result of the sale of UFAC's shares to MMI, the Service agreement with UFAC was cancelled effective April 30, 2001. The company expects that the related expenses will increase as it replaces the services previously supplied by UFAC.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS AND UFAC SERVICE FEES

The Company's expenses other than compensation and fringe benefits and UFAC service fees decreased $96,000 or 19.3% during the three months ended March 31, 2001 as compared to the same period of the prior fiscal year. The principal items affecting these expenses are decreases of $36,000 in bad debt expense, $27,000 in audit and accounting fees, and $20,000 in legal fees.

The Company has traditionally advanced funds to franchisees and licensees to assist them in the initial start-up and growth of their business. The Company reserves for such loans based upon historical experience and current changes in circumstances. Particularly, loans are reserved for when the Company determines that the loan is uncollectible or when collectability of the entire loan balance is questionable. During the three months ended March 31, 2001, the Company had fewer incidents of loans turning into uncollectible or questionable debt as compared to the same quarter of the prior fiscal year, thereby decreasing bad debt expense by $36,000.

Legal fees and audit and accounting services decreased during the three months ended March 31, 2001 as compared to the same period of the prior year as the Company's need for such services increased in preparation of the once proposed and now terminated transaction with UFAC.

INCOME TAXES

The Company's income taxes were 36.5% and 40.2% of its income before taxes for the three months ended March 31, 2001 and 2000, respectively. Changes made in the tax laws by various states and by the federal government have not had a material effect on the Company's current overall tax rates; however, there is no assurance that such changes will not occur in the future.

OTHER INCOME

The Company's other income increased $100 or less than 1% from $41,700 in the three months ended March 31, 2000 to $41,800 in the three months ended March 31, 2001. The increase was primarily due to changes in interest income and gain/loss on the sale of fixed assets. Interest income increased $18,000; however, loss on the sale of fixed assets increased $15,000. The majority of the loss on the sale of fixed assets was due to the sale of the assets of the Phoenix and Las Vegas offices (see "Part II, Item 5-Other Information").

NET INCOME

The Company's net income for the three months ended March 31, 2001 increased $149,000 or 48.8% from $305,000 in the three months ended March 31, 2000 to $454,000 in the current period. The most significant items affecting net income were an increase in revenue of $74,000, a decrease of $96,000 in expenses other than compensation and fringe benefits and UFAC service fees, a decrease of $36,000 in bad debt expense, and a decrease of $22,000 in UFAC service fees.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, fair values, or future cash flows due to potential changes in the price of a financial instrument. A financial instrument's value may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Market risk is inherent in all market risk sensitive financial instruments.

During the nine months ended March 31, 2001, the Company did not own any marketable securities and is therefore not exposed to any market risk associated with such investments.

The Company has a book value of $620,000 invested in municipal bonds that it carries as long term held-to-maturity investments. An increase in interest rates would result in a decline in the market value of the bonds. These bonds mature between 2005 and 2031. As the Company has the intent and ability to hold these bonds to maturity, the market risk associated with these bonds is insignificant and does not have a material effect on the financial statements.

Although the Company wholly owns a Canadian subsidiary, the cash held by the Canadian subsidiary is not material to the Company's operations. Therefore, any foreign currency fluctuations would not have a material effect on the Company's financial statements.

PART II: OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

In June 1999, Safeway Inc. filed a complaint against multiple defendants including the Company in the United States District Court in Nebraska. The complaint arises from the alleged embezzlement of over $1,800,000 by a former franchisee of the Company. The complaint alleges claims against the Company in connection with claims services provided for the benefit of Safeway, Inc., including breach of fiduciary duty, negligent failure to monitor or supervise, vicarious liability and breach of contract. The complaint seeks an accounting and a recovery of compensatory damages of at least $1,800,000. The Company has denied the allegations of liability contained in the complaint. The Company has sought coverage under various insurance policies it holds and has received denials of coverage from the carriers. The Company is continuing to attempt to obtain coverage and defense from these carriers. The Company is in the final stages of negotiating a settlement whereby the Company will be removed as a defendant in this suit, and the Company believes that this litigation will be resolved without a material adverse effect on the financial condition of the Company. Therefore, as of March 31, 2001, the Company has not accrued any liability with respect to this lawsuit.

From time to time in the normal course of its business, the Company is named as a defendant in lawsuits. With exception to the complaint described above, the Company does not believe that it is subject to any such lawsuits or litigation or threatened lawsuits or litigation that will have a material adverse effect on the Company or its business.

ITEM 2 -- NOT APPLICABLE

ITEM 3 -- NOT APPLICABLE

ITEM 4 -- NOT APPLICABLE

ITEM 5 -- OTHER INFORMATION

In April of 2001, the Company entered into agreements to sell its Phoenix and Las Vegas offices. The Phoenix office sale is effective April 30, 2001, and the Las Vegas office sale is effective May 31, 2001. The sale will result in a deferred gain of $120,000 and $100,000 for the Phoenix and Las Vegas offices, respectively. The Company is collecting the proceeds from these sales by deducting a specified percentage of the franchisees' weekly remittances to be applied against the sales price until paid in full. The deferred gains associated with these sales will be netted against the receivable for balance sheet presentation and recorded as gains on the sale of assets when they are received. In addition, a loss has been recorded for the sale of the fixed assets of these offices in the amounts of $18,000 for the Phoenix office and $7,225 for the Las Vegas office.

In April, 2001, the Company announced that UFAC, its majority shareholder, had sold its shares in Frontier to Merrymeeting, Inc. ("MMI") for $1.58 per share. As a result of the sale of the shares by UFAC to MMI, the management agreement between Frontier and UFAC was terminated effective April 30, 2001. In addition, the Company announced that Frontier's Board of Directors had approved a proposal by MMI to take Frontier private through a cash-out merger at a price of $1.58 per share. Consummation of this transaction is subject to approval by the Company's shareholders.

ITEM 6 -- NOT APPLICABLE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FRONTIER ADJUSTERS OF AMERICA, INC.


Date: 05/14/01                   /s/ John M. Davies
     --------------              -----------------------------------------------
                                 John M. Davies, President, Chief Executive
                                 Officer, Chairman of the Board and Director


Date: 05/14/01                   /s/ Jeffrey R. Harcourt
     --------------              -----------------------------------------------
                                 Jeffrey R. Harcourt, Chief Financial Officer,
                                 Treasurer and Director