Form 10-K405
period 2001-06-30
FRONTIER ADJUSTERS OF AMERICA INC
filed 2001-09-20
CIK 735349

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2001

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


                                 (602) 264-1061
              (Registrant's telephone number, including area code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $5,398,127 as of September 14, 2001.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of September 14, 2001, was 8,957,660.

                                     PART I

ITEM 1 - BUSINESS

THE COMPANY

Frontier Adjusters of America, Inc., an Arizona corporation (together with its subsidiaries, the "Company"), licenses and franchises independent insurance adjusters (the independent insurance adjusters licensed or franchised by the Company are hereinafter referred to collectively as the "Adjusters") throughout the United States and in Canada and provides support services to the Adjusters. The Adjusters are engaged by insurance carriers and self-insured companies to adjust claims made against them by claimants and by policyholders. In addition, certain of the Adjusters offer risk management services to their clients. As of June 30, 2001, the Company had entered into 524 license and franchise agreements ("Agreements") with 390 entities, operating 482 offices with 681 advertised locations in 50 states, the District of Columbia and Canada. In addition to licensing and franchising Adjusters, the Company had owned and operated independent insurance adjusting and risk management businesses in Arizona and Nevada. These businesses were sold in the fourth quarter of the fiscal year ended June 30, 2001.

As of June 30, 2001, the Company employed 20 full-time people. Two were full-time officers of the Company, and 18 were full-time administrative staff. Management believes that its relations with its employees are good.

In April 2001, the Company announced that United Financial Adjusting Company ("UFAC"), its majority shareholder, had sold its 5,258,513 shares in the Company to Merrymeeting, Inc. ("MMI"), a company 50% owned by John M. Davies, the Company's CEO, President and Chairman of the Board of Directors, for $1.58 per share. As a result of the sale of the shares by UFAC to MMI, the service agreement between the Company and UFAC was terminated effective April 30, 2001. The Company still receives and pays for limited services provided by UFAC not related to the terminated service agreement. In addition, the Company announced that its Board of Directors had approved a proposal by MMI to take the Company private through a cash-out merger at a price of $1.58 per share (referred to as "Transaction"). Consummation of this Transaction is subject to approval by certain regulatory agencies and by the Company's shareholders. The Company has announced a Special Meeting of shareholders to be held at 9:00 a.m. Arizona time on Friday, September 28, 2001 for a vote of shareholders on the Transaction. The record date for the meeting was August 29, 2001.

GENERAL

For its fiscal year ended June 30, 2001, the Company's licensing and franchising activities accounted for approximately 90% of gross revenue, and the Company's adjusting and risk management businesses accounted for approximately 10% of gross revenue. For the fiscal years ended June 30, 2000 and June 30, 1999, the Company's licensing and franchising activities accounted for approximately 83% and 78%, respectively, of gross revenue, and the Company's adjusting and risk management businesses accounted for approximately 17% and 22%, respectively, of gross revenue. The revenue derived from the Company's operations, as well as the gross billings by Adjusters (upon which the Company's revenue from licensing and franchising activities is based), are set forth in the following table:

                                                                               FISCAL YEAR ENDED JUNE 30,
                                                                        -----------------------------------------
                                                                           2001            2000           1999
                                                                        -----------    -----------    -----------
Gross billings by Adjusters (approximate)                               $48,410,000    $45,810,000    $44,730,000
Revenue from licensing and franchising activities                         5,555,722      5,170,592      4,936,349
Revenue from Company-owned adjusting and risk management businesses         628,120      1,086,304      1,405,235

For its fiscal year ended June 30, 2001, the Company's licensing and franchising activities accounted for approximately $3,022,000 in income from operations and the Company's adjusting and risk management businesses accounted for approximately  $103,000 in a loss from  operations.  For the fiscal  years ended
June 30, 2000 and June 30, 1999, the Company's licensing and franchising activities accounted for approximately $2,372,000 and $1,051,000 respectively, in income from operations, and the Company's adjusting and risk management businesses accounted for approximately $ 88,000 and $221,000, respectively, in income from operations.

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

Insurance companies, which represent the major source of revenue to adjusters, customarily manage their own claims management function and require defined services from adjusters, such as field investigation and settlement services. Self-insured clients typically require a range of risk management services including claims adjustment, claims management, statistical reporting and loss control, among other services. Insurance companies usually make claims adjusting assignments on a claim by claim basis. Self-insured clients typically retain adjusting firms like the Company and the Adjusters to handle all of their claims, such as workers' compensation, general liability claims and other claims. Neither the Company nor any of the Adjusters engages in public adjusting, which consists of representing individual insureds with respect to their claims against insurance companies.

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

LICENSE AND FRANCHISE AGREEMENTS

The major part of the Company's revenue is derived under its license and franchise agreements (the "Agreements") with the Adjusters. Pursuant to the terms of the Agreements, an Adjuster is authorized to use, within a designated geographic area, the Company's service mark in providing adjusting and risk management-related services. In addition, an Adjuster is provided with a computerized central collection and rebilling service and national advertising and referrals by the Company. The Company receives a 10% or 15% royalty fee on all of the Adjusters' collections depending upon the Agreement with the Adjuster. In fiscal 2001, the Company retained 11.3% of the Adjusters' collections as royalty fees under all of its Agreements.

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

Before entering into an Agreement with a prospective licensee or franchisee, the Company reviews the prospective licensee's or franchisee's background to determine whether he or she is qualified and experienced in rendering professional insurance adjusting services. In evaluating a potential licensee or franchisee, the Company considers the length of time the potential licensee or franchisee has been involved in insurance adjusting and such other factors as his or her (i) experience and the types of claims that he or she is capable of adjusting; (ii) ability to act independently without supervision by the Company;
(iii) prior and current  associations  in the insurance  adjusting  business and
(iv) reputation in the insurance adjusting business and in the community in which he or she will provide insurance adjusting services.

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

The Company has a national advertising program in major trade journals. The advertising is designed to promote the Company's operations and to generate new accounts for its Adjusters. Adjusters receive claims from both local referrals developed by the Adjusters and from referrals by the Company. The latter referrals are generally obtained through advertising efforts, national account marketing programs and the general reputation of the Company. In addition, Adjusters are permitted, but not required, to advertise within their designated geographic areas.

Upon providing services to a client, the Adjuster prepares a bill to the client for the Adjuster's services. The form of invoice, which is supplied by the Company, indicates that remittance is to be made directly to the Company's address. Upon receipt of payment from the client, the Company withholds the royalty fee together with any reimbursements due to the Company for liability and errors and omissions insurance premiums the Company may have paid on behalf of the Adjuster and repayments for any credits, loans or advances the Company may have made to the Adjuster. The Company rebills uncollected invoices monthly for invoices in excess of 60 days in age. The Company's arrangements with Adjusters located in Canada differ from the foregoing in that clients of Canadian Adjusters send their remittances to the Company's Canadian P. O. Box or to the Company's franchisee in Regina, Saskatchewan, Canada. Remittances received by the Company's franchisee are deposited by the franchisee directly into the Company's bank account.

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

The Company frequently lends money to assist the Adjusters in meeting their business and personal expenses. These loans may either be loans that are repaid on a weekly basis out of their collections, or advances against accounts receivable. The Company generally requires that advances against receivables be repaid in full within 45 days.

The Company does not charge interest on any loans or advances made to Adjusters. During the past four fiscal years, the Company has loaned or advanced an average aggregate of $294,442 per month and has received reimbursement of an average of $295,154 per month. At June 30, 2001, the Company had approximately $862,000 in outstanding loans or advances. During the past four fiscal years, the Company has written off an average of $146,616 per year due to bad debts related to these arrangements.

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

COMPANY-OWNED INSURANCE ADJUSTING BUSINESS

In addition to its operations as a licensor and franchisor, the Company conducted independent insurance adjusting and risk management operations in Arizona and Nevada. The Company sold these businesses in the fourth quarter of the fiscal year ended June 30, 2001.

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

DEPENDENCE UPON KEY PERSONNEL

The Company gained the full-time services of John M. Davies, age 45, and Jeffrey
R. Harcourt, age 40, when UFAC sold its shares of the Company to MMI. Mr. Davies, Mr. Harcourt, a marketing director and a CIO have replaced most of the services previously provided to the Company by UFAC including managerial, marketing, financial, technological and other services. Mr. Davies serves as the Company's CEO, President and Chairman of the Board of the Directors, and Mr. Harcourt serves as the Company's CFO, Treasurer and Secretary. Should the Company lose the services of Mr. Davies and/or Mr. Harcourt, the Company would be materially adversely affected.

VOTING CONTROL

The  directors  and  officers  of  the  Company  own  approximately  29%  of the outstanding voting stock of the Company. MMI's ownership constitutes approximately 59% of the Company's outstanding voting stock. If the Transaction is consummated, MMI will own 100% of the Company's outstanding voting stock.

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

The Company is aware of another entity in the insurance industry that has been granted registration by the United States Patent and Trademark Office of a service mark for the name "Frontier." The Company continues to monitor and evaluate this matter. If it is determined that action should be taken to protect its service mark, but the Company fails to take such action, or such action is not successful, the Company's business could be materially adversely affected.

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

COMPETITION

The insurance adjusting business in which the Company is engaged indirectly as a licensor and franchisor is highly competitive. The Company competes with insurance companies and with other independent insurance adjusting companies for qualified adjusters to become licensees and franchisees. In addition, through the Adjusters, the Company competes as a provider of insurance adjusting services with other insurance adjusting companies and with in-house insurance adjusting staffs. See "Special Considerations - Uncertainty of Future Revenue", "Special Considerations - The Insurance Adjusting Business", and "Special Considerations - Dependence Upon Significant Clients".

DIVIDENDS

From the third quarter of the Company's 1985 fiscal year through September 1998, the Company paid quarterly dividends with respect to shares of Common Stock. Payment of quarterly dividends was then suspended until a one-time dividend of $1.60 per share was declared during the fourth quarter of fiscal 1999. The Company has since ceased payment of dividends. The Company intends to retain its earnings to finance the development, expansion and growth of the business. Consequently, the Board of Directors does not currently anticipate the payment of any dividends to the Company's shareholders in the foreseeable future.

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

ITEM 2 - PROPERTIES

The Company owns the office building and property located at 45 East Monterey Way, Phoenix, Arizona, where it conducts its licensing and franchising operations. The office building currently contains approximately 13,000 square feet of office space. The Company also owns a parcel of real property across the street from the Company's principal office, which is utilized for employee parking. As the Company sold its Phoenix adjusting office in April 2001, and has therefore reduced its staff located at its principal place of business, the Company now has excess space. The Company has therefore placed its 45 East Monterey Way location for sale as well as the parcel across the street. Upon the sale of these properties, the Company plans to relocate to leased office space in the Phoenix, Arizona area.

The Company owned a small building and property at 51 East Monterey Way which contained two offices and was sold during the first quarter of fiscal 2002. The combined offices contain approximately 1,500 square feet of office space and were used for storage.

As a result of the Company's decision to sell these properties, the Company adjusted the carrying value of these properties down by $172,600 to reflect their estimated market value.

Additionally, the Company leases approximately 2,100 square feet of office space in Independence, Ohio, 800 square feet of office space in Tucson, Arizona, and 1,000 square feet of office space in Las Vegas, Nevada. Four members of the Company's executive management team are located in the office space leased in Independence, Ohio. The Tucson, Arizona and Las Vegas, Nevada office spaces were used for the adjusting businesses located in those cities that were previously owned by the Company. As the Company sold its Tucson, Arizona adjusting business in January 2000, the Company no longer uses the office leased there and has been unsuccessful in its attempts to sublease it. The Las Vegas, Nevada adjusting office was sold in June 2001 and the Company no longer uses the office leased there. Although the Company remains the lessor, the franchisee now servicing that territory has moved into the office space and is funding the lease obligation.

ITEM 3 - LEGAL PROCEEDINGS

In June 1999, Safeway Inc. filed a complaint against multiple defendants including the Company in the United States and District Court in Nebraska. The complaint arose from the alleged embezzlement of over $1,800,000 by a former franchisee of the Company. The complaint alleged claims against the Company in connection with claims services provided for the benefit of Safeway, Inc., including breach of fiduciary duty, negligent failure to monitor or supervise, vicarious liability and breach of contract. The complaint sought an accounting and a recovery of compensatory damages of at least $1,800,000. In the fourth quarter of fiscal 2001, this lawsuit was settled at no expense to the Company and the Company received reimbursement of costs and expenses, including legal fees, of approximately $40,000.

From time to time in the normal course of its business, the Company is named as a defendant in lawsuits. The Company does not believe that it is subject to any such lawsuits or litigation or threatened lawsuits or litigation that will have a material adverse effect on the Company or its business.

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

Matters were submitted to a vote of securities holders during the second quarter of this fiscal year. Such matters were reported on the Company's Form 10-Q for the period ended December 31, 2000. No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

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

                                                    Price                Volume
                                              ------------------         ------
                                              High           Low
                                              ----           ---
Fiscal Year Ended June 30, 2001
  First Quarter                             $ 4.000        $ 2.625       120,800
  Second Quarter                              3.000          1.000       139,500
  Third Quarter                               1.750          1.000        84,600
  Fourth Quarter                              1.550          1.000       189,300

Fiscal Year Ended June 30, 2000
  First Quarter                             $ 3.250        $ 1.500       308,800
  Second Quarter                              2.125          1.000       370,900
  Third Quarter                               4.500          1.250       397,600
  Fourth Quarter                              4.000          2.500       240,500

The following shows per share cash dividends declared for each quarter during the Company's two most recent fiscal years.

                                                         Cash Dividends Declared
                                                         -----------------------
Fiscal Year Ended June 30, 2001
  First Quarter                                               $  .0000
  Second Quarter                                                 .0000
  Third Quarter                                                  .0000
  Fourth Quarter                                                 .0000

Fiscal Year Ended June 30, 2000
  First Quarter                                               $  .0000
  Second Quarter                                                 .0000
  Third Quarter                                                  .0000
  Fourth Quarter                                                 .0000

As of September 14, 2001, the Company has approximately 220 holders of record and 800 beneficial holders of its Common Stock.

The Company intends to retain its earnings to finance development, expansion and growth of its business. Consequently, the Board of Directors does not currently anticipate the payment of any dividends to the Company's shareholders in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

                                                                Year Ended June 30,
                                        -----------------------------------------------------------------------
                                            2001           2000          1999            1998           1997
                                        -----------    -----------    -----------    -----------    -----------
INCOME STATEMENT DATA
  Operating revenue                     $ 6,183,842    $ 6,256,896    $ 6,341,584    $ 5,825,348    $ 6,164,603
  Net income                              1,575,240      1,240,369        546,452        612,475        979,198
  Basic earnings per share                      .18            .14            .12            .13            .21
  Diluted earnings per share                    .18            .14            .12            .13            .21
  Weighted average number of shares
   used in per share data:
   Basic                                  8,957,660      8,957,586      4,569,049      4,605,358      4,607,709
   Diluted                                8,957,660      8,957,586      4,570,113      4,612,674      4,631,898
  Cash dividends per share              $        --    $        --    $     1.638    $       .15    $       .15

BALANCE SHEET DATA
  Working capital                       $ 7,442,147    $ 3,533,324    $ 2,073,511    $ 3,214,489    $ 3,261,953
  Total assets                            8,902,255      6,720,093     12,118,984      7,800,700      7,912,139
  Long-term debt                                 --             --             --          4,953         33,462
  Property and equipment, net                93,361      1,622,389      1,608,936      1,724,329      1,736,226
  Stockholders' equity                    7,877,489      6,300,340      5,053,633      6,452,241      6,564,193
  Book value per common share                   .88            .70            .56           1.40           1.43
  Retained earnings                       5,838,340      4,263,100      3,022,731      4,735,935      4,814,266
  Total shares outstanding                8,957,660      8,957,660      8,957,560      4,605,358      4,605,358

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND FINANCIAL RESOURCES

In fiscal 2001, the Company's continuing operations generated $1,981,000 in cash, which was sufficient for the Company's cash requirements. The most significant items reconciling net income to cash provided by the Company's operations are an increase in other liabilities of $151,000, depreciation and amortization of $199,000, a decrease in income taxes payable of $184,000, a write-down of fixed assets available for sale of $173,000 and bad debt expense of $128,000.

Other liabilities increased by $151,000 primarily due to accrued legal fees incurred in connection with the Transaction. The decrease of $184,000 in income taxes payable results from estimated taxes paid by the Company based on quarterly results being higher than actual taxes. During the fourth quarter of fiscal 2001, the Company decided to sell two buildings and a parking lot. Although these properties did not sell by June 30, 2001, the Company realized a decline of $173,000 between the carrying value and market value of these properties. The bad debt expense relates to the reserves for aged larger balance loans given to franchisees and licensees.

For the fiscal year ended June 30, 2001, the Company's investing activities generated $845,000 in cash. The most significant items affecting cash generated from investing activities are $2,184,000 given as advances or loans to licensees and franchisees, $2,394,000 in collections on advances or loans given to licensees and franchisees and $620,000 in proceeds from the sale of held-to-maturity investments.

For the fiscal year ended June 30, 2001, the Company's financing activities generated $397,000 in cash. In the fourth quarter of fiscal 2001, the Company entered into an obligation with a balance of $397,000 at June 30, 2001 in connection with its purchase of errors and omissions insurance for the Company and its franchisees and licensees.

The Company anticipates that during fiscal 2002 its operations will generate sufficient cash to fund its operations and equipment acquisitions. The Company projects that its capital expenditures for equipment will be approximately $100,000 in fiscal 2002.

The Company continues to maintain a strong cash position. As a result, the Company's ratio of current assets to current liabilities is 8.26 to 1 as of June 30, 2001, compared to 9.42 to 1 as of June 30, 2000. The decrease is primarily the result of the increase in the short-term payable.

RESULTS OF OPERATIONS 2001 COMPARED TO 2000

REVENUE

The Company's revenue decreased $73,000, or 1.2%, to $6,184,000 during the fiscal year ended June 30, 2001 from $6,257,000 in the prior year. This decrease consists of a $458,000 decrease in adjusting and other revenue and a $385,000 increase in continuing licensee and franchisee fees.

The decrease of $458,000 in adjusting and other fees to $628,000 in the current fiscal year compared to $1,086,000 in the prior fiscal year represents a 42.2% decrease. The Company experienced decreases in adjusting fees in its Phoenix, Arizona, Las Vegas, Nevada, and Tucson, Arizona adjusting offices in the amounts of $294,000, $90,000 and $72,000, respectively. The remainder of the decrease is due to the discontinuation of risk management services. The Phoenix, Arizona and Las Vegas, Nevada adjusting offices were sold in the fourth quarter of fiscal 2001, while the Tucson, Arizona adjusting office was sold in the third quarter of fiscal 2000.

Prior to its sale, the adjusting revenue generated by the Phoenix, Arizona adjusting office decreased due to a reduction in claims assigned by clients during the fiscal year ended June 30, 2001 as compared to the prior year. As this office was sold on April 30, 2001 to a new franchisee, the adjusting fees for the last two months of the fiscal year were the result of run-off business and were, therefore, minimal. The decrease in the Las Vegas, Nevada office was largely due to a decrease in storms during this fiscal year as compared to the prior year. Furthermore, the Las Vegas, Nevada adjusting office was sold on June 1, 2001. The decrease in the Tucson, Arizona adjusting office is the result of that office's sale on January 1, 2000. Finally, the Company ceased providing risk management services within the Phoenix, Arizona adjusting office during the prior fiscal year as it was not economical to provide such services. The decision to have franchisees and licensees provide risk management services for clients continues to remain with the individual franchisees and licensees.

The Company's revenue from continuing licensee and franchisee fees increased $385,000, or 7.4%, from $5,171,000 in the prior year to $5,556,000 in the current fiscal year. This increase reflects an increase in the number of licensees and franchisees as well as an increase in claims assignments from insurance companies and self-insureds.

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

COMPENSATION AND EMPLOYEE BENEFITS

Compensation and employee benefits represent approximately 42.7% of the Company's costs and expenses and represent the largest single item of expense. These expenses decreased $430,000, or 21.7%, from $1,985,000 in the year ended June 30, 2000 to $1,555,000 in the current year. This decrease is primarily attributed to decreases in officers' salaries of $56,000, adjusters' salaries of $145,000, health insurance of $45,000 and other compensation of $234,000 and an increase of $43,000 in temporary staffing services.

The decrease in officers' salaries and in other compensation relates to the resignation of and severance package payment to an executive officer in January of 2000. Certain of the services provided by the executive officer had been provided by UFAC pursuant to a service agreement between the Company and UFAC, which terminated on April 30, 2001. Also included in officers' salaries is the compensation paid to two officers the Company employed directly as a result of MMI's purchase of the Company's stock from UFAC and subsequent cancellation of the UFAC service agreement.

Adjusters employed in the company-owned adjusting businesses were paid a commission based on adjusting revenue. As the revenue decreased in the adjusting businesses, the compensation paid to the adjusters also decreased. Furthermore, adjusters' compensation decreased as a result of the sale by the Company of its adjusting businesses in Phoenix, Arizona and Las Vegas, Nevada in the fourth quarter of this fiscal year. Services received from temporary staffing services have increased as the Company is utilizing more of these services to handle increased workload rather than hiring additional employees. As the number of employees has decreased as compared to the prior year, the cost of providing medical benefits has also decreased.

SERVICE FEES

From April 30, 1999 through April 30, 2001, the Company had a service agreement with UFAC whereby the Company paid a $25,000 monthly fee for certain services provided by UFAC. Services included under this agreement were management, marketing, technology, human resource support and accounting and reporting support. Services fees incurred under this agreement for the fiscal years ended June 30, 2001 and 2000 were $250,000 and $300,000, respectively.

The Company also paid UFAC for services performed beyond the scope of the service agreement. These services consist mainly of computer consulting fees and telephone support for the Company's 24 hour hotline. For the fiscal years ended June 30, 2001 and 2000, the Company paid $67,000 and $61,000, respectively, for services provided by UFAC that were not within the scope of the service agreement.

As a result of the sale of UFAC's shares to MMI, the service agreement with UFAC was cancelled on April 30, 2001. At that time, the Company gained four employees that replaced the majority of the services provided by UFAC. Therefore, the Company does anticipate an increase in compensation expenses. For a fee per call, UFAC continues to provide the Company with telephone support for the Company's after-hour hotline.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS AND UFAC SERVICE FEES

The Company's expenses other than compensation and fringe benefits and UFAC service fees decreased $89,000, or 2.0%, from fiscal 2000 to fiscal 2001. The principal items affecting these expenses are: decreases of $184,000 in bad debt expense, $87,000 in office expenses and $87,000 in computer consulting expenses; increases of $48,000 in accounting services, $42,000 in legal expenses; and a write-down in fixed assets available for sale of $173,000.

The Company has traditionally advanced funds to franchisees and licensees to assist them in the initial start-up and further growth of their business. The Company reserves for such loans based upon historical experience and current changes in circumstances. Particularly, loans are reserved for when the Company determines that the loan is uncollectible or when collectability of the entire loan balance becomes questionable. Collectability of a loan becomes questionable when either the Company anticipates that the relationship between the Company and the licensee or franchisee will be terminated, or the volume of the licensee or franchisee is inadequate to repay the loan in a reasonable period.

As the Company has increased its loan criteria and collection efforts and has significantly decreased the granting of such loans, the frequency of bad debt has declined. Accordingly, bad debt has decreased this fiscal year as compared to the prior fiscal year.

Office expenses decreased due to the greater than normal purchases during fiscal 2000 as the Company wanted to ensure ample inventory of supplies in the event of any shortages due to Year 2000 problems. Furthermore, the Company no longer incurs office expenses for the Tucson, Arizona, Phoenix, Arizona and Las Vegas, Nevada adjusting offices. Computer consulting expenses decreased for the fiscal year ended June 30, 2001 as the need for such services was greater in the prior year due to preparation for the Year 2000.

Legal fees and accounting services have increased this fiscal year due to preparation for the contemplated merger with UFAC that was later abandoned, and the preparation for the Transaction.

OTHER INCOME

The Company's other income increased by $39,000, or 20.8%, from $187,000 in the year ended June 30, 2000 to $226,000 for the year ended June 30, 2001. The increase was primarily due to an increase of $62,000 in interest income, an increase in gains on the sale of licenses of $16,000, an increase in the loss on the disposition of assets of $22,000 and a decrease of $12,000 in realized gains on the sale of investments.

INCOME TAXES

The Company's income taxes were 39.4% and 40.1% of the Company's income before taxes for fiscal years 2001 and 2000, respectively. The Company's income taxes have not been significantly affected by any changes in the federal or state tax laws. However, tax rates can be changed at any time based upon legislation.

NET INCOME

The Company's net income increased $335,000 to $1,575,000 in the current fiscal year from $1,240,000 in fiscal 2000, an increase of 27.0%. The most significant items affecting net income were a $73,000 decrease in revenue, a $430,000 decrease in compensation and fringe benefits and a $89,000 decrease in expenses other than compensation and fringe benefits and service fees. During the fourth quarter of fiscal 2001, the Company recorded net income of $218,000.

RESULTS OF OPERATIONS 2000 COMPARED TO 1999

REVENUE

The Company's revenue decreased $85,000, or 1.3%, to $6,257,000 during the fiscal year ended June 30, 2000 from $6,342,000 in the prior fiscal year. This decrease consists primarily of a $319,000 decrease in adjusting and other revenue and a $234,000 increase in continuing licensee and franchisee fees.

The decrease of $319,000 in adjusting and other fees to $1,086,000 in the year ended June 30, 2000 compared to $1,405,000 in the prior fiscal year represents a 22.7% decrease. The Company experienced decreases of $209,000 in adjusting fees in its Phoenix office, $7,000 in adjusting fees in its Las Vegas/Henderson office, and $99,000 in adjusting fees in its Tucson office. The remainder of the decrease, $4,000, is due to the discontinuation of risk management services provided by the Company's home office.

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

The Company's revenue from continuing licensee and franchisee fees increased $234,000, or 4.7%, from $4,936,000 in the year ended June 30, 1999 to $5,170,000 in the year ended June 30, 2000. This increase reflects the benefit to the Company's licensees and franchisees from an increase in claims assignments from insurance companies and self-insureds.

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

COMPENSATION AND EMPLOYEE BENEFITS

Compensation and employee benefits represent approximately 45.3% of the Company's cost and expenses and represent the largest single item of expense. These expenses decreased $1,263,000, or 38.8%, from $3,248,000 in the year ended June 30, 1999 to $1,985,000 in the year ended June 30, 2000. The decrease is the result of the retirement of William J. Rocke, former CEO and former Chairman of the Board, and Jean E. Ryberg, former President, on June 30, 1999. In addition to the absence of their salaries in the 2000 fiscal year, the Company paid severance packages to Mr. Rocke and Mrs. Ryberg in the 1999 fiscal year, thereby increasing compensation expense compared to fiscal 2000. Furthermore, compensation decreased as a result of the resignation of Francis J. LaPallo, a former Executive Vice President, on January 31, 2000. Certain of the services provided by Mr. Rocke, Mrs. Ryberg, and Mr. LaPallo were provided by UFAC pursuant to a service agreement between the Company and UFAC during the 2000 fiscal year. Charges for these services are reflected in a monthly fee paid to UFAC. For further discussion, see "Service Fees" below.

SERVICE FEES

On April 30, 1999, the Company entered into a service agreement with UFAC whereby the Company paid a $25,000 monthly fee for certain services provided by UFAC. Services included under this agreement were management, marketing, technology, human resource support, and accounting and reporting support. For the fiscal year ended June 30, 2000, the Company incurred $300,000 in services fees under this agreement as compared to $50,000 for the prior year (as the agreement was in affect for only two months during fiscal 1999).

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

As of June 30, 2000, the Company carried loans with certain franchisees or licensees that had sizable loan balances which accumulated over a number of years. As the franchisees' or licensees' volume has diminished, or their loans age, the Company has provided for reserves on these loans as appropriate. The likelihood of collecting 100% of such loans was determined to be questionable, based on the Company's past experience; therefore, the Company found it appropriate to reserve for these loans. The Company is currently more conservative in lending funds to franchisees and licensees today; however, older loans are affecting current reserves for bad debt. As of June 30, 2000, the Company carried older, large balance loans as compared to the prior year and therefore increased its reserves for bad debt, consequently increasing the bad debt expense for fiscal 2000.

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

The Company's net income increased $694,000 to $1,240,000 in fiscal 2000 from $546,000 in fiscal 1999, an increase of 127.1%. The most significant items affecting net income were the $85,000 decrease in revenue, a $1,263,000 decrease in compensation and fringe benefits, a $250,000 increase in service fees, a $261,000 decrease in expenses other than compensation and fringe benefits and service fees, and a $42,000 decrease in other income. During the fourth quarter of fiscal 2000, the Company recorded net income of $369,000.

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

During the fiscal year 2001, the Company sold its investments in municipal bonds and is therefore no longer exposed to any interest income risk or market value risks associated with those investments.

Although the Company wholly owns a Canadian subsidiary, the cash and short-term investments held by the Canadian subsidiary are not material to the Company's operations. Any foreign currency fluctuations would not have a material effect on the Company's financial statements.

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

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                Served as Director
                                                                                                Since Year Listed
Name/Title*                   Business Experience                                        Age         Below(1)
-----------                   -------------------                                        ---         --------
Eric J. Carlstrom**           Mr. Carlstrom has been associated with the Company          42           2000
Director                      as a director since  December 2000. Mr.  Carlstrom
                              has served as Senior  Vice  President  of AON Risk
                              Services,  Inc.  since 1997.  Prior  thereto,  Mr.
                              Carlstrom  served  as  Senior  Vice  President  at
                              Alexander  &  Alexander,  an  insurance  brokerage
                              firm,  from 1994 to 1997.  Mr.  Carlstrom  holds a
                              bachelors of arts degree from Hofstra University.

John M. Davies                Mr. Davies has been associated with the Company as          45           1999
Director, Chairman of         a director since April 1999, Chairman of the Board
the Board, President          since January 2000 and Chief Executive Officer and
and CEO                       President  since  November  2000.  Mr. Davies also
                              currently   serves  as   Chairman  of  the  Board,
                              President and Chief Executive Officer of MMI. From
                              June 1999 through April 2001, Mr. Davies served as
                              President of Netrex LLC, a financial  services and
                              technology  company.  From  November  1999 through
                              April  2001 Mr.  Davies was the sole  Director  of
                              UFAC. From September 1989 to June 1999, Mr. Davies
                              was employed by The Progressive Corporation,  most
                              recently as Division  President  of  Progressive's
                              Diversified  Business  Group.  Mr.  Davies  has  a
                              masters  of  business   administration   from  the
                              University of Pittsburgh  and has earned  numerous
                              professional   designations,   including  being  a
                              Certified Public Accountant,  a Chartered Property
                              and  Casualty  Underwriter  and a  Chartered  Life
                              Underwriter.

Jeffrey R. Harcourt           Mr. Harcourt has served as Chief Financial Officer          40           1999
Director, Chief Financial     of the Company since August 1999, as a director of
Officer, Treasurer and        the Company  since April 1999, as Treasurer of the
Secretary                     Company since January 2000 and as Secretary  since
                              April 2001. From November 1999 through April 2001,
                              Mr. Harcourt served as Chief Financial  Officer of
                              Netrex. From November 1999 through April 2001, Mr.
                              Harcourt  also served as  Treasurer  of UFAC,  and
                              from March 1999 through April 2001,  Mr.  Harcourt
                              served   as   Treasurer   and   director   of  DBG
                              Technologies,  Inc..  From  October  1990  through
                              November 1999, Mr. Harcourt was employed by The

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                Served as Director
                                                                                                Since Year Listed
Name/Title                    Business Experience                                        Age         Below(1)
----------                    -------------------                                        ---         --------
Jeffrey R. Harcourt           Progressive  Corporation,  most  recently  as  the
(continued)                   Controller of the Diversified  Business Group. Mr.
                              Harcourt  also  currently   serves  as  the  Chief
                              Financial Officer, Secretary and Treasurer of MMI,
                              and as Treasurer of JW Software,  Inc., a software
                              company. Mr. Harcourt holds a bachelors of science
                              degree  from  Miami   University  and  has  earned
                              numerous designations, including being a Certified
                              Public   Accountant,   a  Chartered  Property  and
                              Casualty Underwriter, a Certified Internal Auditor
                              and a Certified Information Systems Auditor.

Glenn P. Nagy                 Mr. Nagy has been associated with the Company as a          46           2001
Director**                    director  since July 2001.  Mr. Nagy has owned and
                              operated  Purchasing  Control  Services,   a  food
                              purchasing and consulting company, since 1991. Mr.
                              Nagy holds a bachelors  degree from Washington and
                              Jefferson  College and a master's  degree from the
                              University of Pittsburgh.

Kenneth A. Sexton             Mr.  Sexton was  appointed  as a  director  of the          47           2000
Director**                    Company  in January  2000.  Mr.  Sexton  currently
                              serves as Senior  Vice  President  of Finance  and
                              Administration  and  Chief  Financial  Officer  of
                              Merant,  a  world-wide   technology  and  software
                              company.   Mr.   Sexton   has  served  in  various
                              positions  with Merant and its  related  companies
                              since  1991.  Mr.  Sexton  holds  a  bachelors  of
                              science   degree  in  business   from  Ohio  State
                              University and is a Certified Public Accountant.

----------
*    The Board in its entirety acts as the Company's compensation committee.
**   Member of the Company's audit committee
(1)  Term will continue until next election of directors

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company during its year ended June 30, 2001, to the chief executive officer and each other executive officer whose aggregate compensation exceeded $100,000.

                         SUMMARY COMPENSATION TABLE (1)

                                                       Annual Compensation
                                                 -------------------------------
Name and Principal Position        Year          Salary ($)(2)      Bonus ($)(2)
---------------------------        ----          -------------      ------------
John M. Davies                     2001             41,667                 --
Director, Chairman, CEO            2000                 --                 --
and President                      1999                 --                 --

----------
(1) Columns (e), (f), (g) and (h) have been omitted as no such compensation was granted.
(2) From April 30, 1999 through April 30, 2001, Mr. Davies' services and the services of other executive officers of the Company were provided to the Company by UFAC under a contract whereby the Company paid $25,000 per month for services consisting of management, marketing , technology, human resource support and accounting and reporting services. This service agreement was terminated April 30, 2001 as a result of the sale of the Company's shares from UFAC to MMI. Upon completion of the sale, the Company gained four full-time employees, including Mr. Davies.

OPTION/SAR EXERCISES AND HOLDINGS

The Company did not grant any stock options during fiscal 2001 nor were there any options outstanding as of June 30, 2001 for any of the Named Executive.

DIRECTORS COMPENSATION

Directors who are not employees of the Company, UFAC or Netrex, are paid $1,000 per board meeting attended. During fiscal 2001, Mr. Sexton received $8,000 and Mr. Carlstrom received $7,000 for attendance at board meetings.

EMPLOYMENT AGREEMENTS

The Company has no employment agreements in place at this time.

REPORT OF THE COMPENSATION COMMITTEE

For the fiscal year ended June 30, 2001, the Board, as a whole, acted as the Compensation Committee. The Board establishes policies relating to the compensation of employees. The following is a report submitted by the Board members in their capacity as the Compensation Committee, addressing the Company's compensation policy as it relates to the named executive officers in fiscal 2001.

COMPENSATION POLICY

The goal of the Company's executive compensation policy is to ensure that an appropriate relationship exists between executive pay and the creation of shareholder value, while at the same time motivating and retaining key employees. To achieve this goal, during fiscal 2001 the Company implemented a bonus program for all employees. For executive management, the bonus program is designed to reward executive management for exceptional growth, return on revenue and personal performance. For the remainder of the employees, the program is designed to reward employees for personal performance and accomplishments throughout the year. Disbursements under each program are made at the discretion of the Board. In addition to the bonus program, all executive officers and management are eligible to participate in the Company's 1996 Stock Option Plan. Annual cash compensation, together with equity-based, incentive compensation is designed to attract and retain qualified executives and to ensure that such executives have a continuing stake in the long-term success of the Company.

FISCAL 2001 EXECUTIVE COMPENSATION

The Company's fiscal 2001 executive compensation plan consisted of (i) a base salary and (ii) bonus based on personal performance and revenue targets. On May 1, 2001, upon the cancellation of the UFAC service agreement, John M. Davies, the Company's President and CEO, became a direct employee of the Company. Mr. Davies' salary was set at approximately the same level as the Company's prior CEO, however, Mr. Davies elected not to receive any bonus for fiscal 2001. No stock options were granted by the Board during fiscal 2001.

The Board believes that linking executive compensation to corporate performance (i.e. revenue targets) provides incentive to the executive to enhance corporate performance and the shareholders' interests. It was with this in mind that the bonus portion of executive compensation was revised to the current arrangement with the Company's named executives.

ERIC J. CARLSTROM               JOHN M. DAVIES               JEFFREY R. HARCOURT

            GLENN P. NAGY                         KENNETH A. SEXTON

COMPANY PERFORMANCE

The following graph reflects a five-year comparison of cumulative total returns for the Common Stock, the AMEX Market Value Index, and the Company's Peer Group of Stocks based on the four digit SIC Code Index. The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods and indexes is based on the stock price or composite index at the end of fiscal 1996. The graph compares the performance of the Company with AMEX and Peer Group Indexes with the investment weighted based upon market capitalization.

                       6/30/96   6/30/97   6/30/98   6/30/99   6/30/00   6/30/01
                       -------   -------   -------   -------   -------   -------
Frontier Adjusters      100.00     93.86    115.15    163.36    192.77     73.19
Industry                100.00    137.31    179.95    190.45    231.17    278.52
AMEX Market Index       100.00    106.35    122.96    120.96    139.08    136.22

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of the Company's common stock on June 30, 2001, by (1) each director,
(2) each executive officer, (3) all directors and executive officers of the Company as a group, (4) each person, known by the Company, to be the beneficial owners of more than 5% of the common stock. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person has sole voting and investment power. The number of shares represents the number of shares of the Company's common stock the person holds. Information presented in the table and related notes has been obtained from the beneficial owner and/or from reports filed by the beneficial with the Securities and Exchange Commission pursuant to Section 13 of the Exchange Act.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

                                            Amount of Beneficial Ownership
                                             Common Stock $.01 Par Value
                                          ----------------------------------
Name and Address                          Number of Shares (1)   Percent (2)
----------------                          --------------------   -----------
OFFICERS AND DIRECTORS

Eric J. Carlstrom (3)                              1,800              *

John M. Davies (3) (4)                         2,629,757            29.36%

Jeffrey R. Harcourt (3)                               --              *

Glenn P. Nagy (3)                                     --              *

Kenneth A. Sexton (3)                                 --              *

All officers and directors as a group          2,631,557            29.38%
 (five persons) (4)

FIVE PERCENT SHAREHOLDERS

MMI (3)                                        5,258,513            58.70%

Patrick Enthoven (3) (5)                       2,629,256            29.35%

----------
*    Less than 1%

(1) Includes, when applicable, shares owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of Common Stock such person has custody, voting control or power of disposition. Also includes shares of Common Stock that the identified person had the right to acquire within 60 days after June 30, 2001 by the exercise of stock options.
(2) The percentages shown include the shares of Common Stock that the person had the right to acquire within 60 days after June 30, 2001. In calculating the percentage of ownership, all shares of Common Stock that the identified person had the right to acquire within 60 days after June 30, 2001 are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by any other shareholders.
(3) Each of such persons may be reached through the Company at 45 East Monterey Way, Phoenix, Arizona 85012.
(4) Includes 2,629,257 shares representing one-half of the shares owned by MMI. Mr. Davies disclaims any beneficial interest for purposes of Section 13(d) or (g) of the Securities Exchange Act of 1934, as amended, in the remaining one-half of the shares owned by MMI.
(5) Includes 2,629,256 shares representing one-half of the shares owned by MMI. Mr. Enthoven disclaims any beneficial interest for purposes of Section 13(d) or (g) of the Securities Exchange Act of 1934, as amended, in the remaining one-half of the shares owned by MMI.

Based solely on a review of the copies of such forms received by the Company during the fiscal year ended June 30, 2001, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock complies with all Section 16(a) filing requirements during such fiscal year.

To the best knowledge of the Company, no person or groups of persons , other than officers, directors and MMI beneficially own more than five percent of the Company's common stock (based upon present records of the transfer agent).

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Old Frontier Investment, Inc. of Arizona, a shareholder, has entered into a license agreement with the Company pursuant to which it operates, under standard terms and conditions, an insurance adjusting and risk management business located in Scottsdale, Arizona, and is paid a 5% royalty on gross revenue derived from services provided by certain other licensees in other Arizona cities and towns. The Company paid that corporation $7,909, $14,448 and $13,382 for the fiscal years ended June 30, 2001, 2000 and 1999 respectively, in connection with such 5% royalty agreement.

Included in other liabilities is $10,000 in accrued moving expenses for John M. Davies, shareholder, President, CEO and the Company's Chairman of the Board.

George M. Hill, a former shareholder, Vice President and Director of the Company, acted as outside counsel to the Company. The Company paid Mr. Hill's law firm approximately $38,000 in fiscal 2001, $43,000 in fiscal 2000, $92,000 in fiscal 1999, for legal services and reimbursement of expenses.

UFAC, a shareholder through April 2001, had an agreement that terminated in April 2001 whereby the Company had paid $25,000 per month for marketing, managerial, technological, financial and other services and resources (see Note
14). As of June 30, 2001, the Company incurred $250,000 in service fees related to this agreement and an additional $66,563 for services performed outside of the agreement for an aggregate of $316,563. The Company incurred $360,741 and $50,000 in similar fees for the fiscal year ended June 30, 2000 and 1999, respectively

The Company believes that the cost to the Company for all of the foregoing were competitive with charges for similar services and facilities available from third parties.

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

        The following Financial Statements are included at page F-1:

          Independent Auditor's Report

          Consolidated Balance Sheets - June 30, 2001 and 2000

          Consolidated Statements of Income for the Years Ended June 30, 2001, 2000 and 1999

          Consolidated Statements of Comprehensive Income for years ended June 30, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999

          Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2001, 2000 and 1999

          Notes to Consolidated Financial Statements - June 30, 2001, 2000 and 1999

(a) (2) Financial Statement Schedules

        SCHEDULE
         NUMBER
         ------

           II Valuation and Qualifying Accounts Years Ended June 30, 2001, 2000 and 1999

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

(a) (3) Exhibits Filed With This Report

Exhibit No.                       Description of Exhibit
-----------                       ----------------------
   3(a)     Articles of Incorporation of Frontier Adjusters of America, Inc.*

   3(b)     By-Laws of Frontier Adjusters of America, Inc.**

   3(c) Amended and First Restated Articles of Incorporation of Frontier Adjusters of America, Inc.*******

   3(d) Amended and First Restated By-Laws of Frontier Adjusters of America, Inc.*******

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

   10(m)    No longer Applicable

   21       List of Subsidiaries of Frontier Adjusters of America, Inc.

   23       Consent of Independent Accountants
----------
*       Incorporated  by  reference to the  Registrant's  Form S-2 filed July 9,
        1991
** Incorporated by reference to the Registrant's Form 10-K for the year ended June 30, 1993
*** Incorporated by reference to the Registrant's Form 10-K for the year ended June 30, 1995
**** Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1996.
***** Incorporated by reference to the Registrant's Form 10-K for the year ended June 30, 1996.
****** Incorporated by reference to the Exhibits to Frontier Adjusters of America, Inc., Notice of Annual Meeting, and Proxy Statement on Form 14A as filed with the SEC in definitive form on March 26, 1999.
******* Incorporated by reference to the Registrant's Form 10Q for the quarter ended December 31, 2000.

(b) The Company filed a Form 8-K with the Securities and Exchange Commission on May 2, 2001 to report a change in control.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        FRONTIER ADJUSTERS OF AMERICA, INC.


                                        /s/ John M. Davies
                                        ----------------------------------------
                                        John M. Davies, Chairman of the Board,
                                        President and Chief Executive Officer

                                        September 14, 2001
                                        ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:


/s/ Eric J. Carlstrom                                     September 14, 2001
--------------------------------------                    ------------------
Eric J. Carlstrom, Director


/s/ John M. Davies                                        September 14, 2001
--------------------------------------                    ------------------
John M. Davies, Chairman of the Board,
President, Chief Executive Officer and
Director


/s/ Jeffrey R. Harcourt                                   September 14, 2001
--------------------------------------                    ------------------
Jeffrey R. Harcourt, Chief Financial
Officer, Principal Accounting Officer,
Secretary, Treasurer and Director


/s/ Glenn P. Nagy                                         September 14, 2001
--------------------------------------                    ------------------
Glenn P. Nagy, Director


/s/ Kenneth A. Sexton                                     September 14, 2001
--------------------------------------                    ------------------
Kenneth A. Sexton, Director

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor's Report                                                F-2

Consolidated Balance Sheets - June 30, 2001 and 2000                        F-3

Consolidated Statements of Income for the Years Ended
June 30, 2001, 2000 and 1999                                                F-4

Consolidated  Statements of Comprehensive  Income for
the Years Ended June 30, 2001, 2000 and 1999.                               F-5

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2001, 2000 and 1999                                                F-6

Consolidated Statements of Stockholders' Equity for the
Years Ended June 30, 2001, 2000 and 1999                                    F-7

Notes to Consolidated Financial Statements - June 30, 2001,
2000 and 1999                                                               F-8

Supplementary Data (unaudited)                                              F-17

Schedule II - Valuation and Qualifying Accounts Years Ended
June 30, 2001, 2000 and 1999                                                F-18

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Frontier Adjusters of America, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Frontier Adjusters of America, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years ended June 30, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Adjusters of America, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II for the years ended June 30, 2001, 2000, and 1999 included on page F-18 of this form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

McGLADREY & PULLEN, LLP

/s/ McGladrey & Pullen, LLP

Phoenix, Arizona
August 10, 2001

CONSOLIDATED BALANCE SHEETS
Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                                             June 30,
                                                                                  ------------------------------
                                                                                     2001                2000
                                                                                  -----------        -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                       $ 5,357,293        $ 2,132,297
  Current portion of advances to licensees and franchisees (Notes 4 and 6)            362,921            535,472
  Receivables, net (Note 3)                                                           791,670            809,463
  Income tax refund receivable                                                        150,241                 --
  Unbilled adjusting fees                                                                  --             23,130
  Other                                                                               308,013            211,108
  Land and property available for sale (Note 5)                                     1,232,351                 --
  Deferred income taxes, current portion (Note 9)                                     264,424            241,607
                                                                                  -----------        -----------
       TOTAL CURRENT ASSETS                                                         8,466,913          3,953,077
                                                                                  -----------        -----------
PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and
 amortization (Note 5)                                                                 93,361          1,622,389
                                                                                  -----------        -----------
OTHER ASSETS
  Held to maturity investments (Note 7)                                                    --            628,661
  Advances to licensees and franchisees, net of current portion (Notes 4 and 6)       132,000            200,000
  Licenses and franchises, net of accumulated amortization of $269,452 in
   2001 and $261,789 in 2000                                                           92,247            170,412
  Deferred income taxes, net of current portion (Note 9)                              117,734            115,488
  Cost of subsidiary in excess of net identifiable assets acquired, net of
   accumulated amortization of $0 in 2001 and $183,752 in 2000                             --             30,066
                                                                                  -----------        -----------
                                                                                      341,981          1,144,627
                                                                                  -----------        -----------
       TOTAL ASSETS                                                               $ 8,902,255        $ 6,720,093
                                                                                  ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                $    35,847        $    25,835
  Accrued expenses                                                                    175,074             41,594
  Short term note payable                                                             397,442                 --
  Salaries payable and related benefits                                               120,404            138,275
  Service fees due to UFAC                                                              1,103             15,000
  Licensees' and franchisees' remittance payable                                      214,525            116,287
  Income taxes payable                                                                     --             33,989
  Other (Notes 10 and 13)                                                              80,371             48,773
                                                                                  -----------        -----------
       TOTAL CURRENT LIABILITIES                                                    1,024,766            419,753
                                                                                  -----------        -----------
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
  Preferred stock, authorized 100,000,000 shares, par value $.01, none
   issued or outstanding                                                                   --                 --
  Common stock, authorized 100,000,000 shares, par value $.01, issued
   9,019,059 shares                                                                    90,191             90,191
  Additional contributed capital                                                    2,104,413          2,104,413
  Retained earnings                                                                 5,838,340          4,263,100
                                                                                  -----------        -----------
                                                                                    8,032,944          6,457,704
 Add (deduct):
   Treasury stock; 61,399 shares                                                     (184,068)          (184,068)
   Other                                                                               28,613             26,704
                                                                                  -----------        -----------
       TOTAL STOCKHOLDERS' EQUITY                                                   7,877,489          6,300,340
                                                                                  -----------        -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 8,902,255        $ 6,720,093
                                                                                  ===========        ===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                          Years Ended June 30,
                                                           -----------------------------------------------
                                                              2001               2000              1999
                                                           -----------       -----------       -----------
REVENUE
  Continuing licensee and franchisee fees (Note 8)         $ 5,555,722       $ 5,170,592       $ 4,936,349
  Adjusting and risk management fees (Note 8)                  628,120         1,086,304         1,405,235
                                                           -----------       -----------       -----------
                                                             6,183,842         6,256,896         6,341,584
COST AND EXPENSES
  Compensation and employee benefits (Note 11)               1,554,522         1,984,581         3,248,276
  Office                                                       300,594           387,529           411,345
  Advertising and promotion                                    230,929           210,441           385,372
  Depreciation and amortization                                198,529           218,615           271,884
  Bad debt expense                                             127,584           311,820           237,601
  Service fees to UFAC (Notes 10 and 14)                       316,563           360,741            50,000
  Legal fees paid to a shareholder (Note 10)                    38,217            42,774            92,187
  Write-down of fixed assets (Note 5)                          172,600                --                --
  Other                                                        870,967           857,913           891,342
                                                           -----------       -----------       -----------
                                                             3,810,505         4,374,414         5,588,007
                                                           -----------       -----------       -----------
       INCOME FROM OPERATIONS                                2,373,337         1,882,482           753,577
                                                           -----------       -----------       -----------
OTHER INCOME (EXPENSE)
  Interest income                                              217,299           155,038           165,272
  Disposition of investments                                       896             1,000                --
  Gain (loss) on sale of license (Note 6)                       17,724             1,276           (14,500)
  Gain (loss) on disposition of equipment                      (28,787)           (7,066)            1,501
  Realized gain (loss) (Note 7)                                     --            12,494            60,753
  Other                                                         18,827            24,231            15,539
                                                           -----------       -----------       -----------
       TOTAL OTHER INCOME                                      225,959           186,973           228,565
                                                           -----------       -----------       -----------
       INCOME BEFORE INCOME TAXES                            2,599,296         2,069,455           982,142

       INCOME TAXES (Note 9)                                (1,024,056)         (829,086)         (435,690)
                                                           -----------       -----------       -----------
       NET INCOME                                          $ 1,575,240       $ 1,240,369       $   546,452
                                                           ===========       ===========       ===========
EARNINGS PER SHARE
  Basic                                                    $       .18       $       .14       $       .12
                                                           ===========       ===========       ===========
  Diluted                                                  $       .18       $       .14       $       .12
                                                           ===========       ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                      8,957,660         8,957,586         4,569,049
                                                           ===========       ===========       ===========
  Diluted                                                    8,957,660         8,957,586         4,570,113
                                                           ===========       ===========       ===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                                 Years Ended June 30,
                                                                   ------------------------------------------------
                                                                       2001              2000               1999
                                                                   -----------       -----------        -----------
NET INCOME                                                         $ 1,575,240       $ 1,240,369        $   546,452

OTHER COMPREHENSIVE INCOME, NET OF TAX
  Foreign currency translation adjustments                               1,157             6,051              9,746
  Unrealized (loss) on securities, net of
    reclassification adjustment (see below)                                 --                --            (38,693)
                                                                   -----------       -----------        -----------
OTHER COMPREHENSIVE INCOME:                                              1,157             6,051            (28,947)
                                                                   -----------       -----------        -----------

COMPREHENSIVE INCOME                                               $ 1,576,397       $ 1,246,420        $   517,505
                                                                   ===========       ===========        ===========
Reclassifications adjustment
  Unrealized gain (loss) on securities during the year             $        --       $    12,494        $    22,060
  Less reclassification adjustment included in net income                   --           (12,494)           (60,753)
                                                                   -----------       -----------        -----------

  Net unrealized (loss) on securities                              $        --       $        --        $   (38,693)
                                                                   ===========       ===========        ===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                                 Years Ended June 30,
                                                                 ------------------------------------------------
                                                                     2001              2000              1999
                                                                 ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                      $ 1,575,240      $ 1,240,369      $   546,452
                                                                 -----------      -----------      -----------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                     198,529          218,615          272,430
   (Gain) on sale of investments                                        (896)          (1,000)              --
   (Gain) loss on sale of license                                    (17,724)          (1,276)          14,500
   Write-down of fixed assets                                        172,600               --               --
   (Gain) loss on disposition of equipment                            28,787            7,066           (1,501)
   Bad debt expense                                                  127,584          311,820          237,601
   Deferred income taxes                                             (25,063)        (121,714)          53,891
   Realized (gain)/loss on equity investments                             --          (12,494)         (60,753)
   Other                                                               9,577            6,507            9,576
 Change in assets and liabilities
  (Increase) decrease in:
   Receivables                                                       (77,912)        (100,277)         (91,235)
   Unbilled adjusting fees                                            23,130           14,040            3,780
   Prepaid expenses and other assets                                 (90,303)         132,933           57,406
  Increase (decrease) in:
   Accounts payable                                                   10,012           (2,170)         (34,113)
   Salaries payable and related benefits                             (17,871)        (266,050)        (204,788)
   Income taxes payable/receivable                                  (184,230)         133,215           73,722
   Licensees' & franchisees' remittance payable                       98,238         (436,659)           7,116
   Other                                                             151,181          (56,233)          63,664
                                                                 -----------      -----------      -----------
          Total adjustment                                           405,639         (173,677)         401,296
                                                                 -----------      -----------      -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                1,980,879        1,066,692          947,748
                                                                 -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of fixed assets                                   7,000            1,550           93,512
  Capital expenditures                                               (34,592)        (171,655)        (324,416)
  Investments purchased                                               (6,602)              --      (11,769,769)
  Proceeds from maturity of held-to-maturity investments             619,980           51,000       13,124,869
  Proceeds from sale of available-for-sale investments                    --           12,494               --
  Proceeds from sale of licenses                                      49,077           31,531               --
  Payments on license acquisition                                         --          (43,660)         (33,462)
  Advances to licensees' and franchisees'                         (2,184,222)      (3,497,630)      (4,183,647)
  Collections of advances to licensees & franchisees               2,394,125        3,701,261        4,096,545
                                                                 -----------      -----------      -----------
          NET CASH PROVIDED BY INVESTING ACTIVITIES                  844,766           84,891        1,003,632
                                                                 -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short term note payable                              508,028               --               --
  Payments on short term note payable                               (110,586)              --               --
  Cash dividends                                                          --       (5,918,475)        (172,701)
  Proceeds from sales of stock                                            --              287        6,992,308
  Common stock repurchased                                                --               --       (2,817,246)
                                                                 -----------      -----------      -----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        397,442       (5,918,188)       4,002,361

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                1,909            6,051            9,746
                                                                 -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               3,224,996       (4,760,554)       5,963,487
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD               2,132,297        6,892,851          929,364
                                                                 -----------      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                   $ 5,357,293      $ 2,132,297      $ 6,892,851
                                                                 ===========      ===========      ===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Frontier Adjusters of America, Inc. and Subsidiaries
Years Ended June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                         Number of
                                         Number of      Par Value of      Additional     Preferred    Par Value of
                                       Common Shares       Common        Contributed       Shares      Preferred
                                          Issued            Stock          Capital         Issued        Stock
                                        ----------        --------       -----------     ----------     --------
Balance, June 30, 1998                   4,782,010        $ 47,820       $ 2,148,470             --    $     --
Cash dividends - $.0375 per share               --              --                --             --          --
Sale of shares to UFAC (Note 14)                --              --         6,765,982      5,258,513      52,585
Stock options exercised from 65,153
 shares of treasury stock                       --              --           (21,580)            --          --
Retirement of 971,464 common shares
 shares repurchased in tender offer
 (Note 14)                                (971,464)         (9,714)       (2,807,531)            --          --
Distributions declared $1.60 per share
 (Note 14)                                      --              --        (3,958,451)            --          --
Retirement of 50,000 treasury shares       (50,000)           (500)          (22,464)            --          --
Conversion of preferred shares into
 common shares (Note 14)                 5,258,513          52,585                --     (5,258,513)    (52,585)
Net income                                      --              --                --             --          --
Foreign currency translation                    --              --                --             --          --
Unrealized gain                                 --              --                --             --          --
                                        ----------        --------       -----------     ----------    --------

Balance, June 30, 1999                   9,019,059          90,191         2,104,426             --          --

Stock options exercised from 100 shares
 of treasury stock                              --              --               (13)            --          --
Net income                                      --              --                --             --          --
Foreign currency translation                    --              --                --             --          --
                                        ----------        --------       -----------     ----------    --------

Balance, June 30, 2000                   9,019,059          90,191         2,104,413             --          --

Net income                                      --              --                --             --          --
Foreign currency translation                    --              --                --             --          --
                                        ----------        --------       -----------     ----------    --------

Balance, June 30, 2001                   9,019,059        $ 90,191       $ 2,104,413             --    $     --
                                        ==========        ========       ===========     ==========    ========

                                                                         Cumulative       Unrealized
                                         Retained         Treasury      Translation     Gain (Loss) On
                                         Earnings           Stock        Adjustment      Investments
                                        -----------       ---------     -----------      -----------

Balance, June 30, 1998                  $ 4,735,935       $(529,584)       $10,907         $ 38,693
Cash dividends - $.0375 per share          (172,701)             --             --               --
Sale of shares to UFAC (Note 14)                 --              --             --               --
Stock options exercised from 65,153
 shares of treasury stock                        --         195,321             --               --
Retirement of 971,464 common shares
 shares repurchased in tender offer
 (Note 14)                                       --              --             --               --
Distributions declared $1.60 per share
 (Note 14)                               (1,960,024)             --             --               --
Retirement of 50,000 treasury shares       (126,931)        149,895             --               --
Conversion of preferred shares into
 common shares (Note 14)                         --              --             --               --
Net income                                  546,452              --             --               --
Foreign currency translation                     --              --          9,746               --
Unrealized gain                                  --              --             --          (38,693)
                                        -----------       ---------        -------         --------

Balance, June 30, 1999                    3,022,731        (184,368)        20,653               --

Stock options exercised from 100 shares
 of treasury stock                               --             300             --               --
Net income                                1,240,369              --             --               --
Foreign currency translation                     --              --          6,051               --
                                        -----------       ---------        -------         --------

Balance, June 30, 2000                    4,263,100        (184,068)        26,704               --

Net income                                1,575,240              --             --               --
Foreign currency translation                     --              --          1,909               --
                                        -----------       ---------        -------         --------

Balance, June 30, 2001                  $ 5,838,340       $(184,068)       $28,613         $     --
                                        ===========       =========        =======         ========

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

BUSINESS -- The Company's operations consist of the licensing and franchising of independent adjusters throughout the United States and Canada. The Company sold its adjusting businesses in Phoenix, Arizona and Las Vegas, Nevada in April and June of 2001, respectively. The Company grants credit to its licensees and franchisees, all of whom operate within the insurance industry. Revenue from claims adjusted by previously Company-owned adjusting offices was recognized as the services were performed; revenue from claims adjusted by independent licensees and franchisees is recognized when they become due under the terms of the license and franchise agreements (Note 8).

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

IMPAIRMENT OF LONG-LIVED ASSETS -- The Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets and with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets.

During the fiscal year ended June 30, 2001 the Company determined the carrying value of its cost of a subsidiary in excess of net identifiable assets to be in excess of its future value, resulting in a decrease in the carrying value of the asset to $0.

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

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS -- The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENTS HELD-TO-MATURITY SECURITIES -- Securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization or premiums and accretion of discount, computed by the interest method over their contractual lives.

During  the  fiscal   year  ended  June  30,   2001,   the   Company   sold  its
held-to-maturity investments as the Company decided to change its investment policy to increase its liquidity.

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

SEGMENT REPORTING -- Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, modifies the disclosure requirements for reportable segments and establishes standards in the way public businesses report information about operating segments in financial statements and interim reports issued to shareholders. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has determined the Company to have one reportable segment. With the dispositions of the Phoenix, Arizona and Las Vegas, Nevada offices, the Company no longer reports its operations by geographic segments due to immateriality and, accordingly, the Company has only one segment. The Company still provides the same services to the same markets and clients.

BUSINESS COMBINATIONS -- In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement 141, BUSINESS Combinations. Statement 141 eliminates the pooling method for accounting for business combinations, requires that intangible assets that meet certain criteria be reported separately from goodwill and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. The Company has not yet completed its full assessment of the effects of Statement 141 and is uncertain as to the impact. The standard generally is required to be implemented by the Company in the 2002 fiscal year.

GOODWILL AND OTHER INTANGIBLES -- FASB also issued Statement 142, GOODWILL AND OTHER INTANGIBLES, in July 2001. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires that, at minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. The Company has not yet completed its full assessment of the effects of Statement 142 and is uncertain as to the impact. The standard generally is required to be implemented by the Company in the 2002 fiscal year.

EARNINGS PER COMMON SHARE -- The Company is required to present basic and diluted earnings per share amounts. Basic earnings per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per share from continuing operations. At June 30, 2001, the Company has no dilutive potential common shares outstanding.

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

ADVERTISING EXPENSE -- Advertising expenditures are expensed when incurred.

NOTE 2: SUPPLEMENTAL CASH FLOW INFORMATION

                                          2001            2000           1999
                                       -----------     ----------    -----------
Cash paid during the year:
  Interest                             $     5,270     $    1,405    $     1,369
  Income taxes                           1,237,504        838,099        315,659
Noncash investing activities:
  Sale of licenses                         240,000        242,629             --
  Deferred gain on sale of licenses        232,417        231,021             --
  Disposal of license                       (7,583)            --             --
Noncash financing activities:
  Accrued dividends                             --             --      5,918,475

NOTE 3: RECEIVABLES

                                                           2001          2000
                                                        ---------     ---------
Receivables consist of:
  Accounts receivable trade                             $  58,622     $ 165,377
  Licensee and franchisee fees receivable                 635,144       595,354
  Errors and omissions insurance premium advanced         210,612       160,854
  Other                                                     8,722        30,964
                                                        ---------     ---------
       Total receivables                                  913,100       952,549
  Less allowance for doubtful accounts                   (121,430)     (143,086)
                                                        ---------     ---------
                                                        $ 791,670     $ 809,463
                                                        =========     =========

NOTE 4:  LONG-TERM RECEIVABLES

Long-term receivables consist of non-interest bearing advances to licensees and franchisees which are repayable in the amount equal to a percentage of the monthly licensee and franchisee revenue. Estimated current and long-term maturities are as follows:

                                                           2001         2000
                                                        ---------    ----------
Advances to licensees and franchisees                   $ 861,598    $1,197,533
Less allowance for doubtful advances                     (366,677)     (462,061)
                                                        ---------    ----------
                                                          494,921       735,472
Less current portion                                     (362,921)     (535,472)
                                                        ---------    ----------
Long term portion                                       $ 132,000    $  200,000
                                                        =========    ==========

NOTE 5: PROPERTY AND EQUIPMENT

During the fourth quarter of the fiscal year ended June 30, 2001, the Company placed for sale two buildings and a parking lot. At that time, the Company adjusted its carrying value of these properties down by $172,600 to reflect their estimated market values. Available for sale property and buildings consist of:

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 5: PROPERTY AND EQUIPMENT (CONTINUED)

                                                        2001            2000
                                                    -----------     -----------
Building and improvements                           $   645,608     $        --
Land                                                    586,743              --
                                                    -----------     -----------
                                                    $ 1,232,351     $        --
                                                    ===========     ===========

Property and equipment consist of:
                                                        2001            2000
                                                    -----------     -----------
Building and improvements                           $        --     $ 1,390,166
Computers and software                                  263,940         314,716
Furniture and fixtures                                  280,612         348,596
Automobiles                                                  --          16,494
                                                    -----------     -----------
                                                        544,552       2,069,972
Less accumulated depreciation and amortization         (451,191)     (1,034,326)
                                                    -----------     -----------
                                                         93,361       1,035,646
Land                                                         --         586,743
                                                    -----------     -----------
                                                    $    93,361     $ 1,622,389
                                                    ===========     ===========

NOTE 6: SALE OF LICENSES

The Company sold its Phoenix, Arizona adjusting office in April 2001 to a new franchisee and its Las Vegas, Nevada adjusting office in June 2001 to a group of existing franchisees. The sale of the offices resulted in an aggregate deferred gain of $212,417. The Company also sold an office in the Chicago, Illinois area and an office in the Allentown, Pennsylvania area during this fiscal year for an aggregate deferred gain of $20,000. The Company is collecting proceeds from these sales by deducting a specified percentage of the franchisees' weekly remittances to be applied against the sales price until paid in full. The deferred gains associated with these sales are netted against the current portion of advances to licensees and franchisees for balance sheet presentation and are recorded as a gain on sale of assets when received. On June 30, 2001 and 2000, the aggregate deferred gain netted against receivables was $444,438 and $229,745, respectively. The Company also sold a license in the San Jose, California area for cash proceeds of $25,000.

NOTE 7: INVESTMENTS IN DEBT AND MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in debt and marketable equity securities as of June 30, 2001 and 2000:

                                           Gross         Gross          Gross
                                          Amortized    Unrealized     Unrealized
                                            Cost          Gains         Losses      Fair Value
                                         ----------    ----------    ------------   ----------
                                                                 2001
                                         -----------------------------------------------------
Held to maturity securities
  Local government securities & other    $       --    $       --    $         --    $      --
                                         ==========    ==========    ============    =========

                                                                 2000
                                         -----------------------------------------------------
Held to maturity securities
  Local government securities & other    $  628,661    $    1,010    $     18,596    $ 611,075
                                         ==========    ==========    ============    =========

During the fiscal year ended June 30, 2001, the Company sold its held-to-maturity securities due to a change in its investment policy. The Company recognized a gain of $12,494 and $60,753 for the years ended June 30, 2000 and 1999 respectively, due to the realized gain of its available for sale securities.

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 8: LICENSING AND FRANCHISING

As of June 30, 2001, the Company has entered into 524 license and franchise agreements with 390 entities, operating 482 offices with 681 advertised locations, whereby the Company grants exclusive ten-year licenses or franchises for the right to use the name "Frontier Adjusters" in a particular area. There is no initial license or franchise fee except where the Company resells a previously acquired license or franchise in which case the Company seeks to recover some or all of its acquisition cost. The Company performs advertising, collection and remittance services, and provides the licensees and franchisees with supplies. As compensation for the above, the Company receives a fee based on a percentage of the licensees' or franchisees' gross billings. Gross billings by licensees and franchisees for the years ended June 30, 2001, 2000 and 1999 were approximately $48,410,000, $45,810,000 and $44,730,000, respectively.

The Company's main line of business is providing services through its licensees and franchisees to the insurance industry and to self-insureds. The revenue and cost components along with identifiable assets and number of advertised locations are as follows:

                                          Licensing          Adjusting
                                             and                and             Corporate
                                         Franchising      Risk Management       and Other      Consolidated
                                         -----------      ---------------       ---------      ------------
2001
Revenue                                  $ 5,555,722        $   628,120        $        --      $ 6,183,842
Costs and expenses                         2,533,709            731,206            545,590        3,810,505
                                         -----------        -----------        -----------      -----------
Income (loss) from operations            $ 3,022,013        $  (103,086)       $  (545,590)     $ 2,373,337
                                         ===========        ===========        ===========      ===========
Identifiable assets                      $ 3,440,237        $   136,213        $ 5,325,805      $ 8,902,255
                                         ===========        ===========        ===========      ===========
Number of advertised locations
  Beginning of year                              649                 23                 --              672
  Opened                                          17                 --                 --               17
  Closed                                          (8)                --                 --               (8)
  Ownership changes                                2                 (2)                --               --
                                         -----------        -----------        -----------      -----------
  End of year                                    660                 21                 --              681
                                         ===========        ===========        ===========      ===========

                                          Licensing          Adjusting
                                             and                and             Corporate
                                         Franchising      Risk Management       and Other      Consolidated
                                         -----------      ---------------       ---------      ------------
2000
Revenue                                  $ 5,170,592        $ 1,086,304        $        --      $ 6,256,896
Cost and expenses                          2,798,397            998,078            577,939        4,374,414
                                         -----------        -----------        -----------      -----------
Income (loss) from operations            $ 2,372,195        $    88,226        $  (577,939)     $ 1,882,482
                                         ===========        ===========        ===========      ===========
Identifiable assets                      $ 3,346,286        $   494,756        $ 2,879,051      $ 6,720,093
                                         ===========        ===========        ===========      ===========
Number of advertised locations
  Beginning of year                              659                 19                 --              678
  Opened                                           5                 --                 --                5
  Closed                                         (11)                --                 --              (11)
  Ownership changes                               (4)                 4                 --               --
                                         -----------        -----------        -----------      -----------
  End of year                                    649                 23                 --              672
                                         ===========        ===========        ===========      ===========

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 8: LICENSING AND FRANCHISING (CONTINUED)

                                          Licensing         Adjusting
                                             and               and            Corporate
                                         Franchising     Risk Management      and Other      Consolidated
                                         -----------     ---------------      ---------      ------------
1999
Revenue                                 $  4,936,349      $  1,405,235      $         --     $  6,341,584
Costs and expenses                         3,885,586         1,184,289           518,132        5,588,007
                                        ------------      ------------      ------------     ------------
Income (loss) from operations           $  1,050,763      $    220,946      $   (518,132)    $    753,577
                                        ============      ============      ============     ============
Identifiable assets                     $  4,231,025      $    637,680      $  7,250,279     $ 12,118,984
                                        ============      ============      ============     ============
Number of advertised locations
  Beginning of year                              652                10                --              662
  Opened                                          23                --                --               23
  Closed                                          (7)               --                --               (7)
  Ownership changes                               (9)                9                --               --
                                        ------------      ------------      ------------     ------------
  End of year                                    659                19                --              678
                                        ============      ============      ============     ============

NOTE 9: INCOME TAXES

The components of the provision for income taxes at June 30 are as follows:

                                    2001               2000              1999
                                 -----------       -----------       -----------
Federal
  Current                        $   850,346       $   762,200       $   309,299
  Deferred                           (19,899)          (96,637)           42,788
State
  Current                            198,773           188,600            72,500
  Deferred                            (5,164)          (25,077)           11,103
                                 -----------       -----------       -----------
       Income taxes              $ 1,024,056       $   829,086       $   435,690
                                 ===========       ===========       ===========

A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate follows:

                                                  2001        2000        1999
                                                  ----        ----        ----
Statutory rate                                    35.0%       35.0%       35.0%
Increase (decrease) resulting from:
  State income taxes, net                          4.8         5.1         5.5
  Non-deductible items                              .7         1.1         4.0
  Non-taxable revenue                              (.5)        (.6)       (1.4)
  Other                                            (.6)        (.5)        1.3
                                                  ----        ----        ----
Effective rate                                    39.4%       40.1%       44.4%
                                                  ====        ====        ====

Net deferred tax assets consist of the following components:

                                                          2001            2000
                                                        --------        --------
Deferred tax assets
  Current:
   Allowance for doubtful accounts                      $182,982        $224,301
   Land and property available for sale                   67,919              --
   Other liabilities                                      13,523          17,306
                                                        --------        --------
                                                         264,424         241,607
                                                        --------        --------
  Long term:
   Property and equipment                                103,930          84,714
   Other liabilities                                      13,804          30,774
                                                        --------        --------
                                                         117,734         115,488
                                                        --------        --------
                                                        $382,158        $357,095
                                                        ========        ========

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 10: RELATED PARTY TRANSACTIONS

Old Frontier Investment, Inc. of Arizona, a shareholder, has entered into a license agreement with the Company pursuant to which it operates, under standard terms and conditions, an insurance adjusting and risk management business located in Scottsdale, Arizona, and is paid a 5% royalty on gross revenue derived from services provided by certain other licensees in other Arizona cities and towns. The Company paid that corporation $7,909, $14,448 and $13,382 for the fiscal years ended June 30, 2001, 2000 and 1999 respectively, in connection with such 5% royalty agreement.

Included in other liabilities is $10,000 in accrued moving expenses for John M. Davies, shareholder, President, CEO and the Company's Chairman of the Board.

George M. Hill, a former shareholder, Vice President and Director of the Company, acted as outside counsel to the Company. The Company paid Mr. Hill's law firm approximately $38,000 in fiscal 2001, $43,000 in fiscal 2000, $92,000 in fiscal 1999, for legal services and reimbursement of expenses.

UFAC, a shareholder through April 2001, had an agreement that terminated in April 2001 whereby the Company had paid $25,000 per month for marketing, managerial, technological, financial and other services and resources (see Note
14). As of June 30, 2001, the Company incurred $250,000 in service fees related to this agreement and an additional $66,563 for services performed outside of the agreement for an aggregate of $316,563. The Company incurred $360,741 and $50,000 in similar fees for the fiscal year ended June 30, 2000 and 1999, respectively

The Company believes that the cost to the Company for all of the foregoing were competitive with charges for similar services and facilities available from third parties.

NOTE 11: EMPLOYEE BENEFIT PLANS

On June 14, 1984, the Company adopted a Profit Sharing Plan covering substantially all employees of the Company who have completed one year of service and have reached age 20. The Profit Sharing Plan provided for contributions at the discretion of management not to exceed the amount permitted under the Internal Revenue Code as a deductible expense. Participants' benefits vested at the rate of 20% per year. Contributions to the Profit Sharing Plan were made to trust accounts for investment at the discretion of the participants. The Profit Sharing Plan was terminated by the Company on December 14, 2000 and was replaced with first a gainsharing program and 401(k) plan and then a discretionary bonus plan. Profit sharing expenses were $17,726 and $235,724 for the years ended June 30, 2000 and 1999, respectively. The Company did not grant any contributions for the year ended June 30, 2001.

In fiscal 2000, the Company used a gainsharing program that was designed to reward employees for exceptional growth and return on revenue. Disbursements were only made if targets set by upper management were met. Gainsharing expense for the year ended June 30, 2000 was $86,362. The Company did not incur any expenses related to this program for the year ended June 30, 2001.

The Company also implemented a 401(k) plan during fiscal 2000 in which it matched up to a maximum of 3% for those participants who contributed 5% or more of their salary. The Company's employer match expense for the fiscal years ended June 30, 2001 and 2000 were $14,261 and $7,883, respectively. The Company terminated the 401(k) plan in April 2001.

During fiscal 2001, the Company terminated its gainsharing and 401(k) plans and replaced them with a discretionary bonus plan. The discretionary bonus plan is designed to reward employees for personal performance and accomplishments throughout the year. For the fiscal year ended June 30, 2001, the expense related to discretionary bonuses was $122,550.

NOTE 12: STOCK OPTIONS

The Company applies APB Option 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for grants in which the fair value per share exceeds the exercise price per share. No compensation expense has been charged to expense for any period presented. The Company has elected not to adopt FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION for employee awards. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of Statement No. 123, reported net income for 2001, 2000 and 1999 would have decreased by $0, $0 and $18,000, respectively, with no effect on earnings per share.

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 12: STOCK OPTIONS (CONTINUED)

On October 9, 1987, the shareholders approved an Incentive Stock Option Plan (1987 Plan) which provides for the granting of options to acquire up to 300,000 shares of common stock to certain officers and key employees of the Company at no less than 100% of the fair market value of the stock on the date of the grant. Options under the 1987 Plan are intended to be Incentive Stock Options
(ISOs) pursuant to Section 422A of the Internal Revenue Code. Such options may have a maximum term of ten years and are exercisable one year after they are granted. As of June 30, 2001, the 1987 Plan has no shares outstanding and 134,847 available for granting.

On October 11, 1996, the shareholders approved a Stock Option Plan (1996 Plan) which had been adopted by the Board of Directors on May 21, 1996 and effective July 1, 1996, which provides for the granting of options to acquire up to 300,000 shares of common stock to certain officers and key employees of the Company. Options under the 1996 Plan may be incentive stock options ("ISO") pursuant to Section 422A of the Internal Revenue Code. On July 1, 1996, the Company granted ISO's for 100,000 shares of stock at $2.875 per share, the fair value at the grant date. As of June 30, 2001, the 1996 Plan has no shares outstanding and 299,900 available for granting.

Outstanding options become exercisable in varying amounts beginning one year after grant. Information regarding these option plans are as follows:

                                                  Number of Shares
                         ----------------------------------------------------------------------
                                 2001                    2000                      1999
                         --------------------   ----------------------    ---------------------
                         Number of   Weighted   Number of     Weighted    Number of    Weighted
                          Shares      Average     Shares       Average     Shares       Average
                          ------      -------     ------       -------     ------       -------
Outstanding July 1            --          --      129,629       $2.99      300,000       $3.05
  Granted                     --          --           --          --           --          --
  Exercised                   --          --         (100)      (2.88)     (65,153)      (2.67)
  Expired                     --          --     (129,529)      (2.99)    (105,218)      (3.37)
                           -----       -----     --------       -----     --------       -----
Outstanding June 30           --          --           --          --      129,629       $(2.99)
                           =====       =====     ========       =====     ========       =====

                                    2001            2000             1999
                                    ----            ----             ----
Exercisable at end of year           --              --             129,629

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for June 30:

                                2001                         2000                       1999
                      -------------------------   -------------------------   -------------------------
                          Shares      Per-share       Shares      Per-share       Shares      Per-share
                      (Denominator)     Amount    (Denominator)    Amount     (Denominator)     Amount
                      -------------     ------    -------------    ------     -------------     ------
Basic EPS               8,957,660       $0.18       8,957,586       $0.14       4,569,049       $0.12
                                        =====                       =====                       =====
Effect of Dilutive
 Securities Options            --          --              --          --           1,064          --
                        ---------       -----       ---------       -----       ---------       -----
Diluted EPS             8,957,660       $0.18       8,957,586       $0.14       4,570,113       $0.12
                        =========       =====       =========       =====       =========       =====

NOTE 13: COMMITMENTS AND CONTINGENCIES.

The Company leases various office space and office equipment under various noncancellable agreements. These leases expire between August 31, 2002 and February 28, 2007 and require various minimum annual rental payments. Each office lease also requires the payment of taxes.

Frontier Adjusters of America, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 13: COMMITMENTS AND CONTINGENCIES (CONTINUED)

The total minimum rental commitment at June 30, 2001 is due as follows:

                         During the year ending June 30:

                         2002                  $  41,413
                         2003                     49,680
                         2004                     47,190
                         2005                     47,190
                         2006                     47,190
                         2007                     31,460
                                               ---------
                                               $ 264,123
                                               =========

The total rental expense included in the income statements for the years ended June 30, 2001, 2000 and 1999 is $33,918, $34,426 and $35,633, respectively.

Included in Other liabilities is the Company's payable to franchisees/licensees and clients at June 30, 2001 and June 30, 2000 of $68,242 and $37,593,
respectively.

During the year ended June 30, 2001 the Company settled a claim made against it and a former franchisee at no expense to the Company and the Company received reimbursement of costs and expenses, including legal fees, of approximately $40,000.

From time to time in the normal course of business, the Company is named as a defendant in lawsuits. The Company does not believe that it is subject to any such lawsuits or litigation or threatened lawsuits or litigation that would have a material adverse effect on the Company or its business.

NOTE 14: STOCK TRANSACTIONS

In April 2001, the Company announced that United Financial Adjusting Company ("UFAC"), its majority shareholder, had sold its 5,258,513 shares in the Company to Merrymeeting, Inc. ("MMI"), a company 50% owned by John M. Davies, Chairman of the Company's Board of Directors, for $1.58 per share. As a result of the sale of the shares by UFAC to MMI, the service agreement between the Company and UFAC was terminated effective April 30, 2001. The Company still receives and pays for limited services provided by UFAC not related to the terminated service agreement. In addition, the Company announced that its Board of Directors had approved a proposal by MMI to take the Company private through a cash-out merger at a price of $1.58 per share (referred to as "Transaction"). Consummation of this Transaction is subject to certain regulatory agencies and by the Company's shareholders.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                               SUPPLEMENTARY DATA

Selected Quarterly Financial Data

(Information for all periods shown below is unaudited)

                                                                2001
                                       ---------------------------------------------------------
                                                         Three Months Ended
                                       ---------------------------------------------------------
                                         Sept. 30       Dec. 31        Mar. 31         June 30
                                       -----------    -----------    -----------     -----------
Revenue                                $ 1,594,665    $ 1,471,297    $ 1,556,204     $ 1,561,676
Income from operations                     676,408        672,667        671,953         352,309
Income before income taxes                 740,045        740,734        713,765         404,752
Net income                                 476,996        426,891        453,594         217,759
Net income per share
  Basic                                        .05            .05            .05             .02
  Diluted                                      .05            .05            .05             .02
Weighted average shares outstanding
  Basic                                  8,957,660      8,957,660      8,957,660       8,957,660
  Diluted                                8,957,660      8,957,660      8,957,660       8,957,660

                                                                2000
                                       ---------------------------------------------------------
                                                         Three Months Ended
                                       ---------------------------------------------------------
                                         Sept. 30       Dec. 31        Mar. 31         June 30
                                       -----------    -----------    -----------     -----------
Revenue                                $ 1,676,064    $ 1,566,992    $ 1,482,098     $ 1,531,742
Income from operations                     552,906        289,886        467,744         571,946
Income before income taxes                 583,929        345,257        509,423         630,846
Net income                                 367,332        199,068        304,497         369,472
Net income per share
  Basic                                        .04            .02            .03             .04
  Diluted                                      .04            .02            .03             .04
Weighted average shares outstanding
  Basic                                  8,957,560      8,957,560      8,957,564       8,957,660
  Diluted                                8,957,560      8,957,560      8,957,564       8,957,660

                                                                1999
                                       ---------------------------------------------------------
                                                         Three Months Ended
                                       ---------------------------------------------------------
                                         Sept. 30       Dec. 31        Mar. 31         June 30
                                       -----------    -----------    -----------     -----------
Revenue                                $ 1,633,369    $ 1,524,113    $ 1,572,172     $ 1,611,930
Income from operations                     395,320        260,424        312,573        (214,740)
Income before income taxes                 423,263        296,089        347,951         (85,161)
Net income (loss)                          255,916        179,499        208,216         (97,179)
Net income (loss) per share
  Basic                                        .06            .04            .05            (.02)
  Diluted                                      .06            .04            .05            (.02)
Weighted average shares outstanding
  Basic                                  4,605,358      4,605,358      4,605,358       4,459,723
  Diluted                                4,609,163      4,605,358      4,605,784       4,459,723

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                        Additions
                                          Balance At    Charged to     Deductions     Balance
                                          Beginning      Cost and         From         At End
                                          of Period      Expenses       Reserves      of Period
                                          --------       --------       --------      --------
Year Ended June 30, 2001:
  Allowance for doubtful accounts         $605,147       $127,584       $244,624      $488,107

Year Ended June 30, 2000:
  Allowance for doubtful accounts         $350,367       $311,820       $ 57,040      $605,147

Year Ended June 30, 1999:
  Allowance for doubtful accounts         $375,220       $237,601       $262,454      $350,367