Form 10-Q
period 2001-09-30
FRONTIER ADJUSTERS OF AMERICA INC
filed 2001-11-14
CIK 735349

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2001

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


                     45 East Monterey Way, Phoenix, AZ 85012
                    (Address of principal executive offices)


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

Number of shares of Common Stock outstanding on November 13, 2001      5,258,513
                                                                       ---------

ITEM 1 - FINANCIAL STATEMENTS

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   Post-Merged Company    Pre-Merged Company
                                                    September 30, 2001       June 30, 2001
                                                   -------------------    ------------------
                                                       (unaudited)                (*)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $  6,241,994          $  5,357,293
  Receivables                                             1,177,914             1,154,591
  Prepaid expenses                                          259,162               301,411
  Land and property available for sale                    1,136,564             1,232,351
  Other                                                     232,606               421,267
                                                       ------------          ------------
       TOTAL CURRENT ASSETS                               9,048,240             8,466,913
                                                       ------------          ------------

PROPERTY AND EQUIPMENT                                       97,182               544,552
  Less accumulated depreciation and amortization               (353)             (451,191)
                                                       ------------          ------------
                                                             96,829                93,361
                                                       ------------          ------------
OTHER ASSETS
  Receivables (long-term)                                   250,000               132,000
  Goodwill                                                6,085,768                    --
  Other                                                      83,246               209,981
                                                       ------------          ------------
                                                          6,419,014               341,981
                                                       ------------          ------------
       TOTAL ASSETS                                    $ 15,564,083          $  8,902,255
                                                       ============          ============
                                   LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                     $     75,834          $     35,847
  Distributions payable                                   5,800,000                    --
  Current portion of long term debt                         555,556                    --
  Salaries payable and related benefits                      75,391               120,404
  Short term note payable                                   228,697               397,442
  Franchisee/licensee remittance payable                    196,011               214,525
  Accrued Income Taxes                                      152,478                    --
  Other                                                     200,721               256,548
                                                       ------------          ------------
       TOTAL CURRENT LIABILITIES                          7,284,688             1,024,766
                                                       ------------          ------------
LONG TERM LIABILITIES
  Debt, less current portion                              7,960,585                    --
  Deferred tax liability                                     24,895                    --
                                                       ------------          ------------
       TOTAL LONG TERM LIABILITIES                        7,985,480                    --
                                                       ------------          ------------
STOCKHOLDERS' EQUITY
  Common stock                                               52,586                90,191
  Additional paid in capital                                241,170             2,104,413
  Treasury stock                                                 --              (184,068)
  Other                                                          --                28,613
  Retained earnings                                             159             5,838,340
                                                       ------------          ------------
                                                            293,915             7,877,489
                                                       ------------          ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $ 15,564,083          $  8,902,255
                                                       ============          ============

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                                 Post-Merged
                                                   Pre-Merged Company              Company
                                              -----------------------------     -------------
                                              Three Months                      September 29
                                                 Ended         Period Ended       through
                                              September 30,    September 28,    September 30,
                                                  2000             2001             2001
                                               -----------      -----------      -----------
REVENUE
  Continuing licensee and franchisee fees      $ 1,390,157      $ 1,628,384      $        --
  Adjusting fees                                   204,508               --               --
                                               -----------      -----------      -----------
                                                 1,594,665        1,628,384               --
                                               -----------      -----------      -----------
COST AND EXPENSES
  Compensation and employee benefits               377,892          434,543               --
  Office                                            72,598          126,684               --
  Advertising and promotion                         25,423           44,607               --
  Depreciation and amortization                     47,125           21,267              565
  Bad debt expense                                  23,705            3,906               --
  Services performed by UFAC                        95,275            4,269               --
  Other                                            276,239          257,588               --
                                               -----------      -----------      -----------
                                                   918,257          892,864              565
                                               -----------      -----------      -----------
INCOME (LOSS) FROM OPERATIONS                      676,408          735,520             (565)
                                               -----------      -----------      -----------
OTHER INCOME
  Interest income                                   53,852           31,895              822
  Other (Net)                                        9,785           24,542              (98)
                                               -----------      -----------      -----------
  TOTAL OTHER INCOME                                63,637           56,437              724
                                               -----------      -----------      -----------
  INCOME BEFORE INCOME TAXES                       740,045          791,957              159

INCOME TAXES                                       263,049          349,018               --
                                               -----------      -----------      -----------
  NET INCOME                                   $   476,996      $   442,939      $       159
                                               ===========      ===========      ===========
EARNINGS PER SHARE
  Basic                                        $       .05      $       .05      $        --
                                               ===========      ===========      ===========
  Diluted                                      $       .05      $       .05      $        --
                                               ===========      ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                          8,957,660        8,957,660        5,258,513
                                               ===========      ===========      ===========
  Diluted                                        8,957,660        8,957,660        5,258,513
                                               ===========      ===========      ===========

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                                               Post-Merged
                                                  Pre-Merged Company             Company
                                             -----------------------------    -------------
                                             Three Months                     September 29
                                                 Ended       Period Ended        through
                                             September 30,   September 28,    September 30,
                                                 2000            2001             2001
                                             -------------   -------------    -------------
NET INCOME                                     $ 476,996       $ 442,939        $     159

OTHER COMPREHENSIVE INCOME (NET OF TAX)
  Foreign currency translation adjustments          (649)            269               --
                                               ---------       ---------        ---------
OTHER COMPREHENSIVE INCOME                          (649)            269               --
                                               ---------       ---------        ---------

COMPREHENSIVE INCOME                           $ 476,347       $ 443,208        $     159
                                               =========       =========        =========

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          Post-Merged
                                                            Pre-Merged Company              Company
                                                       ------------------------------    -------------
                                                       Three Months                      September 29
                                                           Ended        Period Ended        through
                                                       September 30,    September 28,    September 30,
                                                           2000             2001             2001
                                                       -------------    -------------    -------------
NET INCOME                                              $   476,996      $   442,939      $       159
                                                        -----------      -----------      -----------
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
  Depreciation and amortization:                             47,125           21,267              565
  (Gain) on sale of license                                    (947)         (13,850)              --
  Bad debt expense                                           23,705            3,906               --
Change in assets and liabilities:
(Increase) decrease in:
  Receivables                                                87,274          103,613             (724)
  Prepaid expenses                                           14,186           42,249               --
  Other                                                     (45,677)         178,923               --
Increase (decrease) in:
  Accounts payable                                           12,189           39,987               --
  Salaries payable and related benefits                     (56,173)         (45,013)              --
  Franchisee and licensee remittance payable                 27,655          (18,514)              --
  Other                                                     319,048           96,651               --
                                                        -----------      -----------      -----------
  Total Adjustments                                         428,385          409,219             (159)
                                                        -----------      -----------      -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         905,381          852,158               --
                                                        -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                         (997)         (16,299)              --
  Proceeds from held-to-maturity investments                  6,177               --               --
  Proceeds from sale of land and property
  available for sale                                             --           95,787               --
  Proceeds from sales of license                              5,182           21,433               --
  Advances to licensees and franchisees                    (760,799)        (500,216)              --
  Collections of advances to licensees and
  franchisees                                               812,616          600,103               --
                                                        -----------      -----------      -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                    62,179          200,808               --
                                                        -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on short term note payable                           --         (168,745)              --
                                                        -----------      -----------      -----------
NET CASH (USED IN) FINANCING ACTIVITIES                          --         (168,745)              --

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (1,008)             480               --
                                                        -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                             966,552          884,701               --
  Cash at beginning of period                             2,132,297        5,357,293        6,241,994
                                                        -----------      -----------      -----------
  Cash at the end of period                             $ 3,098,849      $ 6,241,994      $ 6,241,994
                                                        ===========      ===========      ===========
Supplemental disclosures of Cash Flow information:
Cash paid during the period
  Income Taxes                                          $    81,524      $    16,759      $        --
  Interest                                              $        --      $     4,995      $        --

The accompanying notes are an integral part of these condensed statements.

                       FRONTIER ADJUSTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(1)  BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations for the interim periods. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. The results of operations for the period that began July 1, 2001 and ended September 28, 2001 ("period ended September 28, 2001") are not necessarily indicative of the results to be expected for the full year.

(2)  MERGER TRANSACTION

     At a Special Meeting of Shareholders held September 28, 2001, the Company's shareholders approved and adopted a Plan and Agreement of Merger (the "Plan") and the transactions contemplated by the Plan. The term "Company" refers to Frontier Adjusters of America, Inc. together with its subsidiaries. When required to differentiate between the Company pre-merger, and the Company post-merger, the term "Pre-Merged Company" is used to refer to Frontier Adjusters of America, Inc. together with its subsidiaries prior to the merger and its related accounting effects, and the term "Post-Merged Company" is used to refer to Frontier Adjusters of America, Inc. together with its subsidiaries after the merger and its related accounting effects.

     The Plan was approved and adopted by a vote of approximately 6,680,000 out of approximately 7,335,000 votes represented at the Special Meeting. The merger contemplated by the Plan became effective on September 28, 2001, with the Company as the surviving entity. As a result, the Company merged with MM Merger Corporation ("MM Merger"), a wholly owned subsidiary of Merrymeeting, Inc. ("MMI"), a newly formed Delaware corporation that is owned by John M. Davies, the Company's Chairman of the Board, and IVM Intersurer BV ("IVM"), a Netherlands holding company that specializes in investing in insurance-related businesses. As of the close of business on September 28, 2001, MMI is the Company's sole shareholder and trading was halted in the Company's common stock. The Company will cease to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, as of December 29, 2001.

     Under the terms of the Plan, each outstanding share of the Company's common stock, other than the shares held by MMI, has been converted into the right to receive $1.58 in cash, without interest. At September 28, 2001, cash of $5,844,652 (funded by MMI) was held by the Company's transfer agent to fund the conversion of stock into cash.

     For accounting purposes, the Company established a new basis of accounting due to MMI's acquisition of 100% ownership in the Company. These financial statements include the acquisition cost utilizing "push down" accounting and they include the operating activity from the date of acquisition through September 30, 2001. In accordance with the provisions of "push down" accounting, goodwill and debt were recorded on the Company's balance sheet. As reflected on the September 30, 2001 balance sheet, the Company recorded debt of $8,516,000 and a prelimary allocation of the purchase price to goodwill from MMI's purchase of the Company of $6,086,000. As the

     "push down" is a noncash transaction, the goodwill and debt reflected on the Company's balance sheet did not have any effect on the Company's cash. On September 29, 2001, the Company declared a $5,800,000 distribution to MMI payable in the second quarter of this fiscal year. For accounting purposes, the Company is treated as two separate entities, the Pre-Merged Company for the period that began July 1, 2001 and ended September 28, 2001, and the Post-Merged Company for the period that began September 29, 2001 through September 30, 2001.

(3)  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement 141, BUSINESS COMBINATIONS. Statement 141 eliminates the pooling method for accounting for business combinations, requires that intangible assets that meet certain criteria be reported separately from goodwill and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. The Company adopted Statement 141 this fiscal year and has not yet completed its full assessment of its effects and is uncertain as to the impact.

     The FASB also issued Statement 142, GOODWILL AND OTHER INTANGIBLES, in July 2001. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires that, at a minimum, annual impairment tests be conducted for goodwill and other intangible assets that are determined to have an indefinite life. The Company adopted Statement 142 this fiscal year and has not yet completed its full assessment of its effects and is uncertain as to the impact.

     The allocation of the purchase price to the underlying assets has been done on a preliminary basis and is yet to be finalized. As Statement 141 and 142 would only affect two days of operation, management has determined any effect to be immaterial.

     In October 2001, the FASB issued Statement 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This Statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS", for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 also amends ARB No. 51, CONSOLIDATED FINANCIAL STATEMENTS, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions for this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management has not yet completed its full assessment of the effects of Statement 144 and is uncertain as to its impact.

(4)  LONG TERM DEBT

     A summary of the Company's long term debt consisted of the following on September 30, 2001:

     Term loan  payable  to Fifth  Third Bank  (Northeastern  Ohio)
       ("Bank - NE")  secured  by a pledge and lien on all of MMI's
       5,258,513  shares of common stock in the Company.  Principal payments are due in equal monthly  installments  on the last day of each month in arrears, beginning on February 28, 2002 with a final payment due on April 30, 2006. Interest accrues
       at the bank prime rate plus 125 basis points.                  $4,000,000
     Term loan  payable  to Bank - NE  secured by the assets of MMI and the Company. Principal payments are due in equal monthly installments  on the  last  day of each  month  in  arrears, beginning on February  28, 2002 with a final  payment due on
       April 30, 2006. Interest accrued at bank prime rate plus 175 through  September  30, 2001 then  dropped to the bank prime
       rate plus 125 basis points for the remainder of the loan.       1,000,000
     Term loan payable to Fifth Third Bank ("Bank"), unsecured. The entire  principal plus all accrued and unpaid  interest will be due and payable on October 30,  2003.  Interest  payments are made on the last day of each  month in arrears at a rate
       of 21% per annum.                                               3,000,000
     Demand note  payable  to IVM at a per annum  rate equal to the bank prime rate less 100 basis points,  to be adjusted every
       October  31st and April 30th.  Entire  principal  and unpaid accrued  interest  is due on the  earlier of (1) demand upon
       IVM or (2) April 30,  2008.  All amounts due under this note
       are subordinate to debt owed to Bank and Bank - NE.               516,141
                                                                      ----------
     Total Debt                                                        8,516,141
                                                                      ----------
     Less: Current Portion                                               555,556
                                                                      ----------
     Total Long Term Debt                                             $7,960,585
                                                                      ==========

(5)  SUBSEQUENT EVENTS

     On October 1, 2001, the Company entered into an agreement to borrow approximately $423,000 from MMI. Interest shall accrue at the prime rate plus 125 basis points and the note shall be payable in full within ten days after written demand by MMI.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's "expectations", "anticipation", "hopes", "intentions", "beliefs", or "strategies" regarding the future. Forward looking statements include statements regarding revenue, margins, expenses and earnings analysis with regard to the Company or with regard to the Company's licensees and franchisees for the remainder of fiscal 2002 and thereafter; improvement of, and growth in the number of, licensees and franchisees; future spending on marketing and product development strategy; statements regarding the outcome of litigation; and liquidity and anticipated availability of cash for operations, acquisitions, or payments of dividends. All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in this Report and any other reports filed with the SEC, including but not limited to the extent of nature and natural disasters in geographic areas serviced by the Company or by its licensees and franchisees; management decisions by insurance companies and self-insureds to increase or decrease the degree to which they contract for services offered by the Company, its licensees or franchisees; the Company's ability to identify and attract new qualified licensees and franchisees; the success of the Company's promotional and marketing programs; the Company's ability to successfully manage offices reacquired from existing licensees and franchisees; and uninsured liability for acts or omissions of the Company's employees, licensees, or franchisees.

FINANCIAL CONDITION, LIQUIDITY AND FINANCIAL RESOURCES - THREE MONTHS SEPTEMBER 30, 2001

The Company historically financed its growth and on-going operations with cash generated from operations. In the three months ended September 30, 2001, the Company's operations generated $852,000 in cash. The most significant items reconciling net income to cash provided by the Company's operations are a decrease in receivables of $104,000, a decrease in other assets of $179,000, an increase in other liabilities of $97,000, a decrease in salaries payable and related benefits of $45,000, an increase in accounts payable of $40,000 and an decrease in prepaid expenses of $42,000.

Receivables declined as the receivables associated with the adjusting offices previously owned by the Company have declined as a result of the sale of these offices in the fourth quarter of the last fiscal year. Furthermore, the Company reduced the loans given to franchisees and licensees. Other assets decreased by $179,000 due to a reduction in the Company's income tax refund and deferred tax assets. Other liabilities increased by $97,000 primarily due to an increase in the Company's income tax payable. Salaries payable and related benefits decreased as bonuses accrued at the end of the prior fiscal year were paid out in the three months ended September 30, 2001. Accounts payable increased as the Company had a larger number of bills due at the end of the period that were not paid until the next quarter, and prepaid expenses decreased as the Company had paid the majority of its annual insurance premiums in the last quarter of the prior fiscal year and is expensing the premiums over their policy lives.

For the three months ended September 30, 2001, the Company's investing activities provided $201,000 in cash. The most significant items affecting cash generated from investing activities are $500,000 given as advances or loans to licensees and franchisees, $600,000 in collections on advances or loans given to licensees and franchisees and $96,000 in proceeds from the sale of a building and land that was available for sale.

For the three months ended September 30, 2001, the Company's financing activities used $169,000 in cash. The cash used in financing activities is the result of payments made on a short term note that the Company entered into in the fourth quarter of the prior fiscal year.

Based on the Company's results for the three months ended September 30, 2001, the Company anticipates that during fiscal 2002 its operations will generate sufficient cash to fund its operations and equipment acquisitions. The Company projects that its capital expenditures for equipment will be approximately $100,000 for this fiscal year.

The Company's ratio of current assets to current liabilities was 1.24 to 1 as of September 30, 2001 and 8.26 to 1 as of June 30, 2001. The decrease is primarily the result of the distribution of $5,800,000 declared on September 29,2001 to MMI, the Company's sole shareholder. Approximately $5,377,000 will be funded by the Company's available operating cash and the remaining $423,000 will be funded by a loan from MMI.

PRE-MERGED COMPANY - PERIOD ENDED SEPTEMBER 28, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE

The Company's revenue increased $33,000, or 2.1%, to $1,628,000 this period from $1,595,000 in the three months ended September 30, 2000. The increase consists of a $205,000 decrease in adjusting revenue and a $238,000 increase in continuing licensee and franchisee fees.

The Company did not generate any adjusting fees for the period ended September 28, 2001 as the last of the adjusting offices owned by the Company were sold in the fourth quarter of fiscal 2001. Adjusting revenue therefore decreased by $205,000, the revenue generated in the three months ended September 30, 2000.

The Company's revenue from continuing licensee and franchisee fees increased $238,000, or 17.1%, from $1,390,000 in the three months ended September 30, 2000 to $1,628,000 in the period ended September 28, 2001. This increase reflects an increase in the number of licensees and franchisees as well as an increase in claims assignments from insurance companies and self-insureds.

The Company's revenue was affected by numerous matters including the workloads of other companies and claims presented by their clients. Based on the Company's past experience, the Company is unable to project its future revenue. The Company has historically seen growth in the licensee and franchisee fees paid. To further enhance revenue growth, the Company continues to develop and implement sales and marketing efforts to take advantage of the Company's geographic diversity as well as the unique strengths of its individual licensees and franchisees.

COMPENSATION AND FRINGE BENEFITS

Compensation and employee benefits represent approximately 48.7% of the Company's operating costs and expenses and represent the largest single item of expense. These expenses increased $57,000, or 15.1%, from $378,000 in the three months ended September 30, 2000 to $435,000 in the period ended September 28, 2001. The increase is primarily attributed to increases in officers' salaries of $82,000, administrative staff salaries of $22,000, bonuses of $16,000 and other compensation of $24,000 and a decrease in adjusters' salaries of $89,000.

The increase in officers' and administrative staff salaries relates to employees gained as a result of MMI's purchase of the Company's stock from United Financial Adjusting Company ("UFAC"), the Company's majority shareholder at the time. Prior to MMI's purchase, UFAC provided the Company with various services pursuant to a service agreement. The service agreement was terminated on April 30, 2001 in connection with MMI's purchase of the Company's stock from UFAC. As a result, the Company gained four employees that had previously provided certain services covered in the service agreement, therefore increasing salaries expense in the period ended September 28, 2001 as compared to the three months ended September 30, 2000. Due to the additional employees as well as a change in the bonus structure for existing employees, bonus and other compensation expenses have also increased. Adjusters' salaries decreased as the Company no longer employed the adjusters in the adjusting offices sold in the fourth quarter of fiscal 2001. The Company anticipates a continued increase in compensation expenses.

SERVICE FEES

From April 30, 1999 through April 30, 2001, the Company had a service agreement with UFAC whereby the Company paid a $25,000 monthly fee for certain services provided by UFAC. Services included under this agreement were management, marketing, technology, human resource support and accounting and reporting support. The Company did not incur any fees related to this agreement for the period ended September 28, 2001 as the agreement was terminated in the fourth quarter of the prior fiscal year, but did incur $75,000 in service fees in the three months ended September 30, 2000.

The Company also paid UFAC for services performed beyond the scope of the service agreement. These services consisted mainly of computer consulting fees and telephone support for the Company's 24-hour hotline. For the period ended September 28, 2001 and the three months ended September 30, 2000, the Company paid $4,000 and $20,000, respectively, for services provided by UFAC that were not within the scope of the service agreement.

As a result of the sale of UFAC's shares in the Company to MMI, the service agreement with UFAC was cancelled on April 30, 2001. For a fee per call, UFAC continues to provide the Company with telephone support for the Company's after-hour hotline.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS AND UFAC SERVICE FEES

The Company's operating expenses other than compensation and fringe benefits and UFAC service fees increased $9,000, or 2.0%, from the three months ended September 30, 2000 to the period ended September 28, 2001. The principal items affecting these expenses are: decreases of $51,000 in accounting services, $26,000 in depreciation and amortization, $20,000 in bad debt expense and $14,000 in legal fees; and increases of $54,000 in office expenses, $25,000 in general insurance and $20,000 in advertising and promotion expenses.

Legal fees and accounting services have decreased in the period ended September 28, 2001 as compared to the three months ended September 30, 2000 due to preparation for the contemplated merger with UFAC in the last fiscal year that was later abandoned.

Depreciation and amortization expense decreased during the period ended September 28, 2001 as compared to the three months ended September 30, 2000 as the Company had placed its land and buildings for sale in the last quarter of the prior fiscal year. As a result, the Company did not incur depreciation related to these properties in the period ended September 28, 2001 as they were held as property assets available for sale.

The Company had traditionally advanced funds to franchisees and licensees to assist them in the initial start-up and further growth of their business. The Company reserved for such loans based upon historical experience and current changes in circumstances. Particularly, loans were reserved for when the Company determined that the loan was uncollectible or when collectibility of the entire loan balance became questionable. Collectability of a loan was considered questionable when either the Company anticipated that the relationship between the Company and the licensee or franchisee would be terminated, or the volume of the licensee or franchisee was inadequate to repay the loan in a reasonable period.

As the Company had increased its loan criteria and collection efforts and significantly decreased the granting of such loans, the frequency of bad debt had declined. Accordingly, bad debt decreased in the period ended September 28, 2001 as compared to the three months ended September 30, 2000.

In August of 2001, the Company entered into a lease for office space to house five employees in the Cleveland, Ohio area. In addition to the lease, the Company incurred various office expenses to equip the new office with necessary supplies. Office expense therefore increased in the period ended September 28, 2001 as compared to the first quarter of fiscal 2001.

General insurance increased in the period ended September 28, 2001 as compared to the three months ended September 30, 2000 as the Company had purchased expanded insurance in the fourth quarter of the prior fiscal that is being expensed over its coverage life.

The Company incurred higher advertising costs in preparation of the Company's annual franchisee and licensee convention in May 2002 and the annual directory published in the third quarter of each fiscal year.

OTHER INCOME

The Company's other income decreased by $8,000, or 12.5%, from $64,000 in the three months ended September 30, 2000 to $56,000 for the period ended September 28, 2001. The decrease is primarily due to a decrease of $22,000 in interest income and an increase of $13,000 in the gain on the sale of fixed assets.

INCOME TAXES

The Company's income taxes were 44.1% and 35.5% of the Company's income before taxes for the period ended September 28, 2001 and the three months ended September 30, 2000, respectively. The difference in these rates is due to certain permanent differences. The Company's income taxes were not significantly affected by any changes in federal and state laws. However, tax rates can be changed at any time based upon legislation.

NET INCOME

The Company's net income for the period ended September 28, 2001 decreased $34,000, or 7.1% from $477,000 for the three months ended September 30, 2000 to $443,000 in the period ended September 28, 2001. The most significant item affecting net income was an $86,000 increase in income taxes. Other factors include an increase in revenue of $33,000, an increase of $57,000 in compensation and fringe benefits and a $75,000 decrease in service fees.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss on future earnings, fair values, or future cash flows due to potential changes in the price of a financial instrument. A financial instrument's value may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices, and other market changes. Market risk is inherent in all market risk sensitive financial instruments.

Certain of the debt recorded by the Company due to the "push down" accounting carries variable rates of interest based on the prime interest rate. The Company is therefore exposed to market risk associated with these debts.

The Company does not own any financial instruments that are exposed to interest income risk or market value risk.

Although the Company wholly owns a Canadian subsidiary, the cash and short-term investments held by the Canadian subsidiary are not material to the Company's operations. Any foreign currency fluctuations would not have a material effect on the Company's financial statements.

                           PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, in the normal course of its business, the Company is named as a defendant in lawsuits. The Company does not believe that it is subject to any such lawsuits or litigation or threatened lawsuits or litigation that will have a material adverse effect on the Company or its business.

ITEM 2 - NOT APPLICABLE

ITEM 3 - NOT APPLICABLE

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On September 28, 2001, the Company held a Special Meeting of Shareholders. Shareholders approved and adopted the Plan and the transactions contemplated by the Plan with 6,679,586 affirmative votes, 647,199 against and 8,497 abstaining.

The Company merged with MM Merger effective the close of business on September 28, 2001, with the Company as the surviving entity. As a result, MMI is the Company's sole shareholder and trading was halted in the Company's common stock. The Company will cease to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, as of December 29, 2001.

Under the terms of the Plan, each outstanding share of the Company's common stock, other than the shares held by MMI, has been converted into the right to receive $1.58 in cash, without interest.

ITEM 5 - OTHER INFORMATION

The Company filed a Form 15 on October 1, 2001 to terminate its duty to file reports with the Securities and Exchange Commission under Rule 12g-4(a)(1)(i).

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a Form 8-K on October 2, 2001 to report the approval and adoption of the Plan and the transactions contemplated by the Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FRONTIER ADJUSTERS OF AMERICA, INC.


Date: November 14, 2001               /s/ John M. Davies
      -----------------               ------------------------------------------
                                      John M. Davies, President, Chief Executive
                                      Officer and Director


Date: November 14, 2001               /s/ Jeffrey R. Harcourt
      -----------------               ------------------------------------------
                                      Jeffrey R. Harcourt, Treasurer, Secretary
                                      and Director


Date: November 14, 2001               /s/ Laurel A. Park
      -----------------               ------------------------------------------
                                      Laurel A. Park, Chief Financial Officer,
                                      Assistant Secretary and Director